Form 10QSB
period 2001-09-30
WEDGE NET EXPERTS INC
filed 2001-11-09
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 2001           Commission File Number 333-45678
                   ------------------                                  ---------



                             WEDGE NET EXPERTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                     33-0875030
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1706 Winding Ridge Road, Knoxville, Tennessee                          37922
---------------------------------------------                         --------
  (Address of principal executive offices)                            (Zipcode)

                                 (865) 694-6468
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.0001 par value                            4,603,000
-------------------------------                 -------------------------------
             Class                              Number of shares outstanding at
                                                        November 9, 2001

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
3RD QUARTER
                             WEDGE NET EXPERTS, INC.

                                      Index

                                                                            Page
PART 1 - FINANCIAL INFORMATION                                              ----

     Item 1.  Financial Statements


     Condensed balance sheet, September 30, 2001 (unaudited) ..............   3
     Condensed statements of operations, three months ended
        September 30, 2001 (unaudited) and 2000  (unaudited),
        nine months ended September 30, 2001 (unaudited) and
        2000 (unaudited), and September 21, 1999 (inception)
        through September 30, 2001 (unaudited) ............................   4
     Condensed statements of cash flows, nine months ended
        September 30, 2001 (unaudited) and 2000 (unaudited),
        and September 21, 1999 (inception) through
        September 30, 2001 (unaudited) ....................................   5
     Notes to condensed financial statements (unaudited) ..................   6

     Item 2.  Plan of Operation ...........................................   8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   9
     Item 2.  Changes in Securities .......................................   9
     Item 3.  Defaults Upon Senior Securities .............................   9
     Item 4.  Submission of Matters to a Vote of Security Holders .........   9
     Item 5.  Other Information ...........................................   9
     Item 6.  Exhibits and Reports on Form 8-K ............................   9

     Signatures ...........................................................  10

Part 1. Item 1. Financial Information
------          ---------------------

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                               September 30, 2001

Assets
Cash .............................................................     $  1,358
Equipment, net ...................................................        8,728
Deferred offering costs ..........................................       18,315
                                                                       --------

                                                                       $ 28,401
                                                                       ========

Liabilities and shareholders' equity
Liabilities:
     Accounts payable and accrued expenses .......................     $  2,899
     Due to officer (Note B) .....................................          230
                                                                       --------
                                                 Total liabilities        3,129
                                                                       --------

Commitment .......................................................         --

Shareholders' equity:
     Preferred stock .............................................         --
     Common stock ................................................        3,800
     Additional paid-in capital ..................................       98,775
     Deficit accumulated during development stage ................      (77,303)
                                                                       --------
                                        Total shareholders' equity       25,272
                                                                       --------

                                                                       $ 28,401
                                                                       ========

            See accompanying notes to condensed financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                September 21,
                                                                                                    1999
                                          Three Months Ended            Nine Months Ended        (Inception)
                                             September 30,                 September 30,           Through
                                         ------------------------    ------------------------   September 30,
                                            2001          2000          2001          2000          2001
                                         ----------    ----------    ----------    ----------    ---------

Sales ................................   $      322    $     --      $    1,657    $     --      $   1,747
                                         ----------    ----------    ----------    ----------    ---------
Operating expenses:
     Stock-based compensation:
        Organization costs ...........         --            --            --            --          2,800
     Compensation ....................         --             500           500         2,500        3,500
     Contract labor ..................          225          --           1,397          --          3,647
     Contributed services (Note B) ...       15,867          --          44,225          --         44,225
     Contributed rent (Note B) .......          600           600         1,800         1,800        4,800
     Office ..........................        1,979           481         2,692           956        5,573
     Professional fees ...............         --              13         1,450            13        1,463
     Travel ..........................          350         1,232           974         1,232        3,072
     Internet services ...............        1,500         1,095         2,700         1,095        3,795
     Depreciation ....................        1,116           373         3,204           457        4,659
     Other ...........................           33            44           137           261          966
                                         ----------    ----------    ----------    ----------    ---------
              Total operating expenses      (21,670)       (4,338)      (59,079)       (8,314)     (78,500)
                                         ----------    ----------    ----------    ----------    ---------
                        Operating loss      (21,348)       (4,338)      (57,422)       (8,314)     (76,753)

Interest expense .....................         --            --            --            --           (550)
                                         ----------    ----------    ----------    ----------    ---------
              Loss before income taxes      (21,348)       (4,338)      (57,422)       (8,314)     (77,303)

Income taxes (Note C) ................         --            --            --            --            --
                                         ----------    ----------    ----------    ----------    ---------

                              Net loss   $  (21,348)   $   (4,338)   $  (57,422)   $   (8,314)   $ (77,303)
                                         ==========    ==========    ==========    ==========    =========


Basic loss per common share              $       *     $       *     $    (0.02)   $       *
                                         ==========    ==========    ==========    ==========
Basic weighted average common
     shares outstanding                   3,800,000     3,466,667     3,800,000     2,911,111
                                         ==========    ==========    ==========    ==========


 *   Less than $.01 per share

            See accompanying notes to condensed financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                September 21,
                                                                                     1999
                                                         Nine Months Ended      (Inception)
                                                           September 30,          Through
                                                        --------------------    September 30,
                                                          2001        2000          2001
                                                        --------    --------      --------

Net cash used in operating activities ...............   $ (7,065)   $ (5,662)     $(17,141)
                                                        --------    --------      --------

Cash flows from investing activities:
     Equipment purchases ............................     (1,028)     (9,758)      (13,386)
                                                        --------    --------      --------
                Net cash used in investing activities     (1,028)     (9,758)      (13,386)
                                                        --------    --------      --------

Cash flows from financing activities:
     Proceeds from notes payable ....................       --        45,000        50,000
     Capital contribution by president ..............       --           100           200
     Advances received from officer .................       --           500           500
     Advances repaid to officer .....................       (500)       --            (500)
     Advances paid to officer .......................       --          --             (97)
     Advances repaid by officer .....................         97        --              97
     Payments for offering costs ....................     (1,546)    (16,769)      (18,315)
                                                        --------    --------      --------
   Net cash (used in) provided by finacing activities     (1,949)     28,831        31,885
                                                        --------    --------      --------

                                   Net change in cash    (10,042)     13,411         1,358
Cash, beginning of period ...........................     11,400       4,915          --
                                                        --------    --------      --------

                                  Cash, end of period   $  1,358    $ 18,326      $  1,358
                                                        ========    ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ....................................   $   --      $   --        $   --
                                                        ========    ========      ========
        Income taxes ................................   $   --      $   --        $   --
                                                        ========    ========      ========
     Non-cash financing activity:
        Common stock issued in exchange for debt ....   $   --      $   --        $ 50,000
                                                        ========    ========      ========


            See accompanying notes to condensed financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form SB-2 dated December 31, 2000 and April 30, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.


Note B: Related party transactions
        --------------------------

Contributed rent
----------------
An officer contributed office space to the Company for the nine months ended September 30, 2001 and 2000. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

Contributed services
--------------------
An officer contributed administrative, management and website services to the Company valued at $44,225 for the nine months ended September 30, 2001. The time and effort was recorded in the accompanying unaudited condensed financial statements based on the fair value of the services, which ranged between $20 and $125 per hour based on the level of services performed and is reported as contributed services with a corresponding credit to additional paid-in capital.

Officer advances
----------------
During the nine months ended September 30, 2001, an officer advanced $230 to the Company for working capital. The advances are included in the accompanying unaudited condensed financial statements as indebtedness to related party.


Note C: Income taxes
        ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note D: Shareholders' equity
        --------------------

During 2001, the Company filed a registration statement with the SEC on Form SB-2. The Form SB-2 was declared effective by the SEC on September 11, 2001 and offers for sale a minimum of 800,000 and a maximum of 3,000,000 shares of its $.001 par value common stock at $.05 per share. The Company is conducting the offering through its executive officers and directors (See Note E).

Note E: Subsequent events
        -----------------

During October 2001, the Company sold 803,000 shares of its common stock for $40,150 pursuant to the offering included in its Form SB-2. The Company broke escrow on the funds on October 25, 2001.

Part I. Item 2. Plan of operation
-------         -----------------


                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

PLAN OF OPERATION
-----------------
The Company's plan over the next twelve months is to focus on the completion of the development of the Company's website, including an international database of computer, software, Internet related information, and to assemble a provider network of qualified expert consultants to provide accurate, real-time, in-depth solutions to problems relating to, among other things, computer software and hardware malfunction, computer network configuration and operation, Internet connectivity, and e-commerce. Upon completion of these steps, the Company plans to concentrate on the marketing and sale of its consulting and informational services and technical assistance and support primarily through online marketing and advertising.

The Company filed a registration statement on Form SB-2, which was declared effective by the SEC on September 11, 2001. As of October 25, 2001, the Company had sold 803,000 shares of its common stock for $40,150.

The Company does not believe it will be necessary to raise additional capital to meet expenditures required for operating the business during the next year following the Form SB-2 offering. However, the full implementation of the business plan, including the assembly of a large number of expert consultants, is dependent upon our ability to raise significant capital from equity and/or financings in addition to the above offering. There is no assurance that the Company will be able to generate additional capital in the future.

The Company has allocated $75,000, based on the maximum offering proceeds, for website development and the purchase of computer equipment. The Company does not expect a significant change in the number of employees over the next twelve months.

FINANCIAL CONDITION
-------------------
As of September 30, 2001, the Company had total assets of $28,401 as compared to $39,169 at December 31, 2000. The change was related to a decrease in cash related to the net loss, equipment purchases, and payments for offering costs.

RESULTS OF OPERATIONS
---------------------
During the nine months ended September 30, 2001, the Company recorded sales totaling $1,657 as compared with $-0- for the nine months ended September 30, 2000. The increase in sales was a result of the Company commencing website consultation services in December of 2000. Operating expenses increased from $8,314 for the nine months ended September 30, 2000 to $59,079 for the nine months ended September 30, 2001. The operating expenses increased because of (1) an increase in contributed services by the Company's president for management, customer consulting services and administration, and (2) increases in office, Internet and depreciation costs.

--------          ----------------------------


                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)


Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.


Part 2. Other Information
------- -----------------

Items 1 through 6 - No responses required.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             WEDGE NET EXPERTS, INC.
                                             (Registrant)


DATE:  November 9, 2001                      BY: /s/ Gregory M. Walters
       ----------------                         -------------------------
                                                Gregory M. Walters
                                                President