Form 10KSB
period 2001-12-31
WEDGE NET EXPERTS INC
filed 2002-03-22
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended: December 31, 2001        Commission File Number 333-45678
                       -----------------                               ---------


                             WEDGE NET EXPERTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                     33-0875030
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1706 Winding Ridge Road, Knoxville, Tennessee                           37922
---------------------------------------------                         ----------
  (Address of principal executive offices)                            (Zip code)

                                 (865) 694-6468
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X        No
                                         ---          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for most recent fiscal year: $1,657
                                                     -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (1,933,000 shares) based on the closing sale price as of March 20, 2002 being $3.70 per share: $7,152,100.
                                -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,733,000 shares of Common Stock as of March 21, 2002.
                                                --------------------------------

Documents Incorporated by Reference:  None
                                      ----

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

General

Wedge Net Experts, Inc., is a development-stage corporation that was organized under the laws of the State of California on September 21, 1999. We propose to provide computer and Internet consulting and technical assistance and support services and information concerning computer- and Internet-related matters from a web site on the Internet under development with approximately 21.6% to approximately 51.7% of the anticipated proceeds from this offering. The balance of the anticipated net offering proceeds has been allocated, depending upon the realization of the minimum or the maximum offering, for equipment and/or software purchases, professional and stock transfer fees, marketing, general and administrative expenses, travel expenses and/or working capital. Because our activities to date have been, primarily, organizational and fund raising in nature and our web site is in the design and development stage, we have only two existing, and a limited number of potential, customers for person-to-person consulting and technical assistance services as of the date of this report. Further, our business plan is in the conceptual stage and involves an unproven business concept; i.e., we propose to employ expert consultants and amass an international database of information to enable persons, for a reasonable fee, to access our web site and obtain needed assistance and information in order to solve difficulties and answer questions relating to computers, software, the Internet and related matters.

During the period from December 1999 through July 2000, we received net proceeds in the amount of $50,000 from loans from four persons that were subsequently converted into an aggregate of 1,000,000 shares of common stock at the price of $.05 per share. For exemptions from registration in connection with the sales of the securities, we relied upon Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public securities offering and Section 25102(f) of the California Corporations Code and Section 517.061(11)(a) of the Florida Securities and Investor Protection Act. In November 2001, we sold
933,000 shares of common stock at $0.05 per share in a public offering. We received $46,650 of gross proceeds from the offering. There were $18,560 of net proceeds after deducting offering costs of $28,090.

In February 2002, we entered into a letter of intent with Sequiam, Inc., a privately held, Orlando, Florida based document management software company. The letter of intent contemplates a binding acquisition agreement whereby we will acquire 100% of the common stock of Sequiam, Inc., in exchange for approximately 20,000,000 shares of our common stock. Closing of a binding acquisition agreement is dependent upon completion of due diligence by both parties and satisfaction of specific terms and conditions. If the acquisition agreement is closed, the transaction will result in a change in control of Wedge and will be reported on by an 8-K Current Report which discloses the details of the transaction and the business, management and financial condition of Sequiam, Inc. In the event the transaction does not close, we will continue our business plan as described in this report.


Proposed Services

We propose to provide computer and Internet consulting and technical support services and access to an international "knowledge bank," or database, of computer, software, Internet and related information via our proposed web site on the Internet. We propose that customers who visit our site be able to access, among other things, the following:

     * Online technical support and assistance;

     * Hardware and software product reference and user guides;

     * Repair information in question and answer format; and

     * "Short response and in-depth response informational data mining" or "FAQ's."

The "FAQ" service would enable the customer to engage in a dialog on the Internet with one or more of our expert consultants. Ideally, users who access our Internet site would obtain online, real-time responses that may include demonstrations and tutorials, rapid problem elimination and real-time, in- depth solutions to problems and questions relating to, among other things, computer software and hardware malfunction, computer network configuration and operation, Internet connectivity and e-commerce, or the conduct of business via the Internet.

Because our web site, including the configuration of the software, is in the development stage, we have limited online services available as of the date of this report. We are providing person-to-person Internet consulting and technical assistance to two customers and negotiating with a number of other potential customers currently. We have allocated $15,000 and $30,000 of the minimum and the maximum proceeds, respectively, anticipated, without assurance, to be received from this offering for the completion of the design and development of our Internet site. Our customers are expected to include, primarily, businesses, governments, educational institutions and those engaged in leading-edge product development. We will charge each customer an as yet undetermined fee for access to our proposed online, "knowledge bank"/information database, which is not yet complete, and provider network of expert consultants. Six consultants, including four programmers/analysts, one application specialist and one project manager, are performing services for us presently on an independent contract basis.

Management envisions that, because world commerce, industry and education are expected to be increasingly computer-and Internet-driven in the future, demand will inevitably increase for the problem-solving, technical assistance and informational services that we propose to offer online via our web site on the Internet. We believe that our online services would serve as alternatives to textbooks, service manuals, product and user guides, reference works and certification guides that, historically, have been the principal sources of information and assistance for owners of personal computers seeking to load and/or use computer software and other products. We believe that our customers would benefit from obtaining desired information and/or assistance from us online and in real-time by saving the time required in locating the proper manuals, guides or other reference materials and reading lengthy inapplicable or otherwise undesirable text. Further, a customer's use of our proposed services might obviate the need to obtain formal technical training in a classroom setting on the usage of various products, and the continuously updated versions of those products, available on the market from time-to-time.

We intend to retain experts, including professors at universities and colleges, authors and others, involved in cutting-edge technologies in each of the computer, software, Internet and related fields to serve as the network of providers performing consulting services for us. As of the date of this report, we have eight individuals, including six programmers/analysts, one application specialist and one network manager, performing services for us on an independent contract basis. We presently compensate these individuals for their time pursuant to verbal arrangements. We have written agreements with each consultant containing confidentiality and three-year, non-competition provisions. All consultants, except the network manager, receive 50% of their total customer billings as remuneration. In the event that a project is completed by more than one consultant, each consultant's portion of 50% of the total fee income generated by that customer's project is allocated pro rata based upon the number of hours spent. The network manager receives 2% of the total customer billings by all consultants. In addition to the foregoing compensation, we have occasionally paid bonuses in the amount of $250 to consultants whose services benefited Wedge Net, but did not generate fee income from customers. We recently discontinued our practice of paying $750 fellowships to student interns receiving college credit for services performed for us. Through the date of this report, we have paid a total of approximately $2,729 in fee income and bonuses to our eight consultants, including the network manager, and fellowships paid to student interns. During our year ending December 31, 2001, we do not expect to pay more than $6,000 for services relating to server enhancement and internal database, security and product development and a maximum of $1,000 in bonuses.

Further, while we have not yet begun to determine the amount of compensation necessary to be paid in order to attract the large number of individuals of high caliber that we desire to comprise our provider network of expert consultants, as finally constituted, we anticipate that it will be sizeable in many instances. We have allocated no funds, out of the proceeds anticipated, without assurance, to be received from this offering, for consulting fees or other compensation for our existing and proposed consultants. Accordingly, we expect that we will be unable to assemble a provider network of expert consultants of the size and caliber essential to our achievement of long-term success until we realize significant profits, if ever, from our proposed operations or raise significant capital from equity and/or debt financing in addition to that anticipated from this offering. Further, if we are successful in retaining the desired consultants in the future, we will be required to compensate them at a competitive level in order to assure their continued association with us. We anticipate, although we are not certain, that the necessary compensation arrangements would include an hourly fee that would be passed on to the consumer, in combination with incentive compensation of some type. We expect to benefit from the anticipated retention of experts as consultants who would work from their own homes or businesses and not be employed as employees requiring office space, salary, insurance and other benefits. While we plan, in the future, to retain a number of high profile consultants associated with published works who are expected to be critical to our achievement of long-term success, we will not have the capability to do so until we obtain significant capital in excess of that anticipated to be realized from this offering and/or achieve significant profits from operations.

In order to provide all of the proposed services in accordance with our business plan, we require software, including server/client, front-end web software, web and telephone activity and billing products, data entry tools, security and firewall tools, page presentation products, mirroring, back-up and recovery tools, data distribution utilities for graphics, sound and animated delivery and full relational database, including deep mining protocols. Hardware that we require includes telephone-bank/web-connect entry and exit products, a reserve power back-up ("UPS") system, a front-end server for expert and client interaction and a large central server system with mass storage for data. Further, we would need redundancy for software and hardware with 24-hour, seven-day access.

Marketing

While the market for our services is potentially as vast as the combined number of owners of computers and users of the Internet, our customers are expected to be, primarily, businesses, governments, educational institutions and those engaged in cutting-edge product development. Jupiter Media Metrix, a leader in market intelligence, reported on May 22, 2001, that, " . . . although the pace [of online retail sales] has eased, U.S. online retail sales will still reach $104 billion in 2005 and $130 billion by 2006, up from $34 billion in 2001. This compares with the Jupiter Media Metrix, original forecast of $36 billion in 2001 and $118 billion in 2005. Jupiter Media Metrix analysts predict that " . . . 52 percent of the online population will be making retail purchases online by 2002, up from 40 percent in 2000. That figure is expected to grow to 63 percent by 2006." This information reinforces our belief that an immediate need exists for online computer and Internet consulting, technical assistance and information services.

Our operating strategy will be to provide superior, innovative consulting services, technical assistance and e-commerce solutions to customers on demand, in real-time and at a reasonable cost. We believe that our business concept has the advantage of providing for a centralized, international database of computer, software, Internet and related information and expert consultants available to interpret and assist customers to utilize the information to solve or answer their computer network configuration and operation, Internet connectivity, e-commerce and other computer, software and Internet-related difficulties and questions. Further, our proposed web site is expected to be more attractive in comparison to printed materials in that enhancements can be made to the graphics and sound, animation, demonstrations, video and assembly graphics tools can be employed in place of the single frame pictures available in printed form.

The fact that a corporation or other entity is affiliated with us or an equity interest in Wedge Net is owned by one or more of our executive officers, directors and/or controlling shareholders, will not disqualify that company from consideration as a potential customer. In order to minimize conflicts of interest, we have adopted in our minutes a policy that any contracts or other transactions with entities of which our officers, directors and/or controlling shareholders are also directors or officers, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors or will be fair and reasonable, but that none of those transactions by Wedge Net shall be affected or invalidated solely because of that relationship or interest of directors or officers. Nevertheless, in an instance where a disinterested majority of the members of the Board of Directors is unavailable to approve a transaction with an affiliated or related party, we may, pursuant to action of the Board of Directors, require that the transaction be deemed to be fair and reasonable in order to be a valid, enforceable obligation.

Our marketing strategy is designed to attract customers most likely to shop online, convert browsers to buyers, meet or exceed customer expectations, drive repeat purchases and build enduring brand equity. In order to implement this strategy, we intend to implement an integrated marketing campaign focused upon advertising to build brand equity, create awareness and generate initial purchases of our services offered on our web site. Depending on the availability of funds, we intend to use a mix of broadcast media, including local newspapers, trade journals, periodicals, local radio in the top markets with online shoppers, outdoor advertising, online banners, text links, e-mail newsletters and mailings of brochures to businesses, educational institutions and government agencies, among others. Our initial sales are expected to be the result of word of mouth, generated by serving a number of high-profile, local customers, and/or local advertising.

We hope to expand from a local to a national base of customers through advertising on the Internet, including the exhibition of model solutions on our web site. Among businesses, educational institutions and government agencies, our target customers will be those seeking, and willing to pay a premium for, the most advanced and fully-integrated, web-based solutions that integrate databases, communications and web-based marketing delivery mechanisms. The technologies that we intend to make available to our customers include the latest art, design, media, digital capture and delivery tools, software, programming scripts and supported browser features to which we can add active e-mail components, product comparison database structures and advertising elements and in connection with which we can perform cataloging and order entry. In order to stay apprised of the latest technologies available, we will continuously seek out those educators and pioneers who are teaching and using products considered state-of-the-art in the industry.

The success of our business depends on attracting and retaining a large number of potential customers. While we believe, we are not certain, that the usage of the Internet as our primary marketing device will enable us to develop a customer base more quickly and cost-effectively than the employment of traditional marketing methods involving a sales staff and/or other traditional methods. As a development-stage company whose Internet site is not yet complete, we lack recognition in the market. Our success depends on attracting a large number of potential customers that traditionally use person-to-person consulting services, telephone-in technical assistance and support, classroom training and a variety of written materials, and persuading them to use our online services. Our success is also dependent on ensuring that these customers remain our loyal long-term customers. In addition to persuading customers to use our online services, we cannot be certain that our customers will accept our online solution over those offered by our competitors. If we fail to persuade customers to utilize our online services or our competitors are more successful in achieving sales, then our revenues will suffer. Furthermore, we may be required to incur significantly higher and more sustained advertising and promotional expenditures than we currently anticipate to attract online shoppers to our web site and to convert these shoppers to purchasing customers. As a result, we may not be able to achieve profitability when we expect, or at all. As of the date of this report, we have only two existing, and a number of potential, customers.


Competition

Outsourcing of computer and Internet consulting, technical assistance and support and informational needs is expected to become increasingly popular because the staffs of most companies, educational institutions and governmental agencies do not have the resources or training required to remain current regarding the latest computer and Internet tools and most dynamic and useful advertising and product delivery components. Our competition consists of a myriad of companies currently engaged in the business of:

     * Providing computer and/or Internet consulting services;

     * Providing Internet-based and/or telephone-in technical assistance and support; and/or

     * Conducting technical training in a classroom setting or otherwise on the usage of new computer and software products and new versions thereof; and, in addition,

     * Publishers of computer, software and/or Internet-related textbooks, service manuals, product and user guides, reference works and certification guides.

All of these companies seek to meet the need for information, training and/or assistance as a result of the burgeoning complexities and difficulties created by the increasing dependence of corporations, businesses and consumers on computers and the Internet. Many of the companies and other organizations with which we will be in competition are established and have far greater financial resources, substantially greater experience and larger staffs than we do. Additionally, many of these organizations have proven operating histories, which we lack. We expect to face strong competition from both these well-established companies and small independent companies like ourselves. As of the date of this report, we are an insignificant factor in the computer and internet consulting, information service and technical assistance and support industries. We believe that the following are principal competitive factors in our market:

     * Web site recognition;
     * Quality of services and consultants;
     * Depth of database;
     * Streamlined consulting experience;
     * Reliability and speed of service delivery;
     * Speed and accessibility of web site;
     * Customer service;
     * Convenience; and
     * Price.

To the extent that we become dependent on one or a few customers, the termination of these relationships could adversely affect our ability to continue as a viable enterprise. In addition, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. It is anticipated that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of these advances. The effects of any of these technological advances on us, therefore, cannot be presently determined. We believe, to the extent that we have funds available, that we will be capable of competing effectively with our competitors. However, because of our minimal capital, even after the successful completion of this offering, we expect to be at a competitive disadvantage in our endeavor to:

     * Develop a web site sufficiently attractive to potential customers;

     *  Amass  the  quantity  of  computer,   software,   Internet  and  related
information necessary to fulfill customers' informational demands;

     * Retain the number and caliber of consultants required to achieve the rapid problem-solving capability desired; and

     * Provide the in-depth e-commerce solutions demanded by customers.

Further, we cannot assume that we will be successful in achieving profitable operations through our proposed business of providing computer and Internet consulting, technical assistance and support and informational services via the Internet.


Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third persons and we currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our services, increase the cost of doing business as a result of litigation costs and/or increase service delivery costs.


Risks Related to Internet Commerce

We depend on continued use of the Internet, and if the use of the Internet does not develop as we anticipate, our sales may not grow. Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

Our systems and operations are vulnerable to natural disasters and other unexpected problems. Substantially all of our computer and communications hardware is located at our facility in Knoxville, Tennessee, and our systems infrastructure is hosted at a facility in Knoxville, Tennessee. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer service orders. We do not currently have fully redundant systems or a formal disaster recovery plan and do not carry business interruption insurance to compensate for losses that may occur. We also depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failure or loss of data, whatever the cause, could reduce customer satisfaction with our applications and services and harm our sales.

We face the risk of systems interruptions and capacity constraints on our web site, possibly resulting in losses of revenue, erosion of customer trust and adverse publicity. The availability, reliability and satisfactory performance of our web site, network infrastructure and transaction processing systems are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service. Any future systems interruption that results in the unavailability of our web site or reduced order fulfillment could result in negative publicity and reduce the volume of services sold and the attractiveness of our web site, which could negatively affect our revenues. We may experience temporary system interruptions in the future for a variety of reasons, including power failures, software bugs and an overwhelming number of visitors trying to reach our web site during promotions. We may not be able to correct a problem in a timely manner because of our dependence on outside consultants for the implementation of certain aspects of our system. Because some of the reasons for a systems interruption may be outside our control, we also may not be able to remedy the problem quickly or at all. To the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of service order fulfillment or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our web site accurately or in a timely manner to permit us to effectively upgrade and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.


Intellectual Property Rights

We may be unable to adequately protect or enforce our intellectual property rights. We rely on a combination of trademark, trade secret and copyright law to protect our intellectual property. These laws afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including the look and feel of our web site, services that we provide, organization, information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademark, "wedge net experts," in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, if we sell our services internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Third parties may also claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.


Employees and Consultants

Since inception, we have had three part-time, and no full-time, employees. Messrs. Gregory M. Walters and Donald R. Brady and Ms. Dana E. Walters, our executive officers and directors, have served as part-time employees of Wedge Net since our inception.

As of the date of this report, we have retained eight individuals, including six programmers/analysts, one application specialist and one project manager, to perform services for us on an independent contract basis. We presently compensate these individuals for their time pursuant to verbal arrangements. We have written agreements with each consultant containing confidentiality and three-year, non-competition provisions. All consultants, except the network manager, receive 50% of their total customer billings as remuneration. In the event that a project is completed by more than one consultant, each consultant's portion of 50% of the total fee income generated by that customer's project is allocated pro rata based upon the number of hours spent. The network manager receives 2% of the total customer billings by all consultants. In addition to the foregoing compensation, we have occasionally paid bonuses in the amount of $250 to consultants whose services benefited Wedge Net, but did not generate fee income from customers. We recently discontinued our practice of paying $750 fellowships to student interns receiving college credit for services performed for us. Through the date of this report, we have paid a total of approximately $2,729 in fee income and bonuses to our eight consultants, including the network manager, and fellowships paid to student interns. During our year ending
December 31, 2001, we do not expect to pay more than $6,000 for services relating to server enhancement and internal database, security and product development and a maximum of $1,000 in bonuses.

We intend to retain a large number of experts, including professors at universities and colleges, authors and others involved in cutting-edge technologies in each of the computer, software, Internet and related fields to serve as the network of providers performing consulting services for us. We intend to enter into written agreements with these individuals at competitive rates that would provide for an hourly fee that would be passed on to the consumer, in combination with incentive compensation of some type. We have allocated no funds, out of the proceeds anticipated, without assurance, to be received from this offering, for consulting fees or other compensation for our existing or proposed consultants. Accordingly, we expect that we will be unable to assemble a provider network of expert consultants of the size and caliber essential to our achievement of long-term success until we realize significant profits, if ever, from our proposed operations or raise significant capital from equity and/or debt financing in addition to that anticipated from this offering. Additionally, we plan, in the future, to retain a number of high profile consultants associated with published works who are also expected to be critical to our achievement of long-term success. We will not have the capability to retain any of these individuals as consultants until we realize significant additional funding and/or profits from operations.


ITEM 2 - Description of Property

We maintain our offices rent-free at the residence of Mr. Gregory M. Walters, our President, Chief Executive Officer and Chairman of the Board of Directors, located at 1706 Winding Ridge Road, Knoxville, Tennessee 37922. We have a verbal arrangement with Mr. Walters for the provision of the office space. There are no termination arrangements in the verbal agreement for office space with Mr. Walters. We rent approximately eighteen square feet of space for our server and access for our shared T-1 line located at 8044 Ray Meres Boulevard, Knoxville, Tennessee 37919, at the rate of $300 per month pursuant to a verbal, quarter-to-quarter rental arrangement. We anticipate the continued utilization of the offices located at our President's residence on a rent-free basis and the rental of the space for our server and shared T-1 line until such time as we are able to locate facilities adequate to support low-cost access to a T-1 line. The office arrangement, which is expected to be adequate to meet our needs for the foreseeable future, has been valued at $200 per month and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital. The rental arrangement for our server and access to our shared T-1 line is also expected to be adequate to meet our foreseeable future needs. Our telephone and facsimile number is (865) 694-6468.


ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None. No matters were submitted during the fiscal year covered by this report to a vote of security holders.


PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

The Company's common stock has been quoted on the National Association of Securities Dealers' Over-the-Counter market since February 8, 2002. There is no other public trading market for the Company's equity securities.

The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the period from February 8, 2002 to March 21, 2002. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

              Quarter Ended             High Bid          Low Bid
              -------------             --------          -------
              March 31, 2002             $3.70             $2.00

As of March 21, 2002, there were fifty-seven holders of record of the Company's common stock that does not account for the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations


PLAN OF OPERATION

We have commenced development of an interactive web site located on the Internet via which we will offer computer and Internet consulting, technical assistance and support and informational services. We are in the development stage and, to date, management has devoted substantially all of its time and effort to organizational and financing matters and the initial design and development of our web site.

In November 2001, we sold 933,000 shares of common stock at $0.05 per share in a public offering. We received $46,650 of gross proceeds from the offering. There were $18,560 of net proceeds after deducting offering costs of $28,090.

In February 2002, we entered into a letter of intent with Sequiam, Inc., a privately held, Orlando, Florida based document management software company. The letter of intent contemplates a binding acquisition agreement whereby we will acquire 100% of the common stock of Sequiam, Inc., in exchange for approximately 20,000,000 shares of our common stock. Closing of a binding acquisition agreement is dependent upon completion of due diligence by both parties and satisfaction of specific terms and conditions. If the acquisition agreement is closed, the transaction will result in a change in control of Wedge and will be reported on by an 8-K Current Report which discloses the details of the transaction and the business, management and financial condition of Sequiam, Inc. In the event the transaction does not close, we will continue our business plan as described in this report.

Through the date of this report, we have generated only minimal service revenue and we have realized a net loss from operations. For the fiscal year ended December 31, 2001 and the fiscal year ended December 31, 2000, we had sales of $$1,657 and $90, respectively, and a net loss of $(78,132), and $(16,288), respectively, or less than $(.01) per share.

Operating expenses for the fiscal year ended December 31, 2001, were $79,789 and included compensation ($7,561), contract labor ($1,397), professional fees ($4,145), office ($3,446), travel ($974), Internet services ($3,600), depreciation ($4,496) and other ($2,140). We also recorded an expense of $49,630 for services contributed the company by officers with a corresponding credit to contributed capital and $2,400 of contributed rent. Operating expenses for the fiscal year ended December 31, 2000 were $15,836, included compensation ($3,000), contract labor ($2,250), contributed rent ($2,400), office ($1,976), travel ($2,098), Internet services ($1,095), depreciation ($1,455) and other ($1,549).

     The success of our proposed web site is dependent upon our ability to amass a sizeable amount of computer, software, Internet and related information. We must also attract and retain qualified expert consultants to provide accurate, real-time responses to customers' questions, rapid problem elimination and real-time, in-depth solutions to problems relating to, among other things, computer software and hardware malfunction, computer network configuration and operation, Internet connectivity and e-commerce. We cannot be certain that:

     * We will achieve commercial acceptance for any of our proposed services in the future;

     * Future service revenue will materialize or be significant;

     * Any sales will be profitable; or

     * We will have sufficient funds available for further research and development of our proposed services.

The likelihood of our success will also depend upon our ability to:

     * Raise additional capital from equity and/or debt financing to overcome the problems and risks described herein;

     * Absorb the expenses and delays frequently encountered in the operation of a new business; and

     * Succeed in the competitive environment in which we will operate.

Although management intends to explore all available alternatives for equity and/or debt financing, including, but not limited to, private and public securities offerings, we cannot be certain that we will be able to generate additional capital. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to achieve profitability.


Plan of Operation

Our plan of operation for the next twelve months is to focus upon the completion of the development of our web site, including an international database of computer, software, Internet and related information, and assemble a provider network of qualified expert consultants to provide accurate, real-time responses to customers' question, rapid problem elimination and real-time, in-depth solutions to problems relating to, among other things, computer software and hardware malfunction, computer network configuration and operation, Internet connectivity and e-commerce. Upon completion of these steps, we propose to concentrate on the marketing and sale of our consulting and informational services and technical assistance and support through online marketing and advertising, primarily. We are unable to calculate the exact cost of our plan of operations over the next twelve months. We have allocated the sums of $16,500 and $55,000, out the minimum and the maximum anticipated offering proceeds, respectively, for web site development and marketing during the one-year period following the completion of this offering. We have allocated $5,000 of the minimum, and $20,000 of the maximum, proceeds anticipated from this offering for the purchase of computer equipment. We do not expect a significant change in the number of employees for the next twelve months. If we are successful in our efforts to raise significant additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing and to retain a large number of expert consultants as independent contractors to perform services for us. The size of our provider network of expert consultants is dependent upon the availability of capital.

We believe that we may not realize significant profits from operations in the next year and that it will be necessary to raise additional funds. The full implementation of our business plan, including the assembly of a large number of expert consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing and/or achieve significant profits from operations. We have no organized plan to raise additional capital. However, we intend to increase our efforts to raise capital, exploring all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings. We cannot be certain that these efforts will be successful. In the event that only limited additional financing is received, we expect our opportunities in the market for online computer and Internet consulting, informational services and technical support and assistance to be limited. Further, even if we succeed in obtaining the level of funding necessary to fully develop our International database of information, assemble a large expert provider network and enhance our web site and, in turn, obtain a sizable customer base, this will not ensure the realization by us of profits from operations.


Milestones

The steps needed to make Wedge Net operational and successful are the following:

     * Completion of our web site on the Internet so that it is considered a premier source of computer, software and Internet consulting and information and technical assistance and support services;

     * Assembly of our international database of computer, software, Internet and related information;

     * Retention of university and college professors, authors and others to serve as our provider network of expert consultants;

     * Thorough marketing and building of the "Wedge Net" brand name and our consulting, technical support and informational services; and

     * Upgrading and enhancement of our systems and infrastructure to accommodate growth.

We are currently in the process of achieving the steps of completing our web site and assembling our international database of information with the utilization of the funds received from loans converted into common stock. However, funding for the completion of these steps, employment of a provider network of expert consultants, brand building, marketing and enhancement of our systems is dependent upon the receipt of capital from equity and/or debt financing and/or the realization of profits from operations. Because we are dependent upon additional funding to achieve the milestones needed to make Wedge Net operational and successful, we are unable to anticipate the timing of the milestones. Further, because we have only commenced the first two milestones listed above, we are not yet able to determine the costs associated with each milestone. Although we do not know the ultimate cost of completing the steps necessary in order to become fully-operational and profitable, we expect to be able to complete our web site, develop a limited database of international information and initiate a limited marketing campaign during the current fiscal year. The bulk of the funds received from our public offering were allocated for web site development, including assembly of the information database , professional fees , equipment purchases and marketing. In addition, we allocated offering proceeds for stock transfer fees and general and administrative and travel expenses. We anticipate the necessity of paying a sizeable amount of compensation to our provider network of expert consultants, including the high profile consultants associated with published works believed to be essential to our long-term success. We cannot be certain that we will be able to raise these funds from a private or public securities offering or otherwise. We already have two customers and a number of prospective customers for our consulting services and technical assistance, and have received limited revenues of $1,657 and incurred operating expenses of $(79,789)as of December 31, 2001.

While our independent auditors have presented our financial statements on the basis that Wedge Net is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have noted that we are a development-stage company with a limited operating history and a net loss of $(78,132) during the fiscal year ended December 31, 2001. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable time. Our future success will be dependent upon:

     * Our ability to provide effective and competitive computer and Internet consulting, technical assistance and informational services; and

     * The continued acceptance of the Internet for the sale of goods and services; and

     * our ability to develop and provide new services that meet customers' changing requirements.

Should our efforts to raise additional capital through equity and/or debt financing fail, management and other related parties are expected to provide the necessary working capital so as to permit us to continue as a going concern.

Net cash used in operating activities was $(21,322) for the fiscal year ended December 31, 2001 and $9,488 for the fiscal year ended December 31, 2000. For the fiscal year ended December 31, 2001, net cash used in investing activities was $4,855 and $12,358 for the fiscal year ended December 31, 2000. Net cash provided by financing activities was $35,329 for the fiscal year ended December 31, 2001 and $28,331 for the fiscal year ended December 31, 2000.

Inflation:  We  believe  that  inflation  has not had a  material  impact on our business.

Seasonality:  We do not believe that our business is seasonal.


Item 7. Financial Statements.

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Balance Sheet at December 31, 2001 .......................................   F-3

Statements of Operations for the years ended December 31, 2001 and 2000
     and from September 21, 1999 (inception) through December 31, 2001 ...   F-4

Statement of Changes in Shareholders' Equity for the period from
     September 21, 1999 (inception) through December 31, 2001 ............   F-5

Statements of Cash Flows for the years ended December 31, 2001 and 2000
     and from September 21, 1999 (inception) through December 31, 2001 ...   F-7

Notes to Financial Statements ............................................   F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Wedge Net Experts, Inc.:


We have audited the balance sheet of Wedge Net Experts, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and from September 21, 1999 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedge Net Experts, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and from September 21, 1999 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
January 21, 2002

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001


Assets
Current assets:
    Cash ..........................................................   $  20,552
                                                                      ---------
                  Total current assets ............................      20,552

Equipment, net ....................................................      11,262
                                                                      ---------

                                                                      $  31,814
                                                                      =========

                       Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities ......................   $   2,687
                                                                      ---------
                  Total current liabilities .......................       2,687
                                                                      ---------

Shareholders' equity (Notes 2, 3 and 4):
    Preferred stock, $.001 par value; 10,000,000 shares authorized;
       -0- shares issued and outstanding ..........................        --
    Common stock, $.001 par value; 50,000,000 shares authorized;
       4,733,000 shares issued and outstanding ....................       4,733
    Additional paid-in capital ....................................     122,407
    Accumulated deficit ...........................................     (98,013)
                                                                      ---------

                  Total shareholder's equity ......................      29,127
                                                                      ---------

                                                                      $  31,814
                                                                      =========

                 See accompanying notes to financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                           September 21,
                                                                               1999
                                                                            (Inception)
                                               Years Ended December 31,       Through
                                              --------------------------    December 31,
                                               2001               2000          2001
                                              -----------    -----------    -----------

Net sales .................................   $     1,657    $        90    $     1,747
                                              -----------    -----------    -----------

Operating expenses:
    Compensation ..........................         7,561          3,000         10,561
    Contract labor ........................         1,397          2,250          3,647
    Stock-based compensation (Note 2):
       Organization services ..............          --             --            2,800
    Contributed services (Note 2) .........        49,630           --           49,630
    Contributed rent (Note 2) .............         2,400          2,400          5,400
    Professional fees .....................         4,145             13          4,158
    Office ................................         3,446          1,976          5,422
    Travel ................................           974          2,098          3,072
    Internet services .....................         3,600          1,095          4,695
    Depreciation ..........................         4,496          1,455          5,951
    Other .................................         2,140          1,549          3,874
                                              -----------    -----------    -----------

                   Total operating expenses        79,789         15,836         99,210
                                              -----------    -----------    -----------

                   Loss from operations ...       (78,132)       (15,746)       (97,463)

    Interest expense ......................          --             (542)          (550)
                                              -----------    -----------    -----------

                   Loss before income taxes       (78,132)       (16,288)       (98,013)

    Income tax provision (Note 5) .........          --             --             --
                                              -----------    -----------    -----------

                   Net loss ...............   $   (78,132)   $   (16,288)   $   (98,013)
                                              ===========    ===========    ===========

Basic and diluted loss per share ..........   $     (0.02)   $     (0.01)
                                              ===========    ===========

Weighted average common shares outstanding      3,871,769      3,216,667
                                              ===========    ===========


                 See accompanying notes to financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity


                                              Preferred Stock          Common Stock         Additional
                                         ----------------------   -----------------------    paid-in      Accumulated
                                          Shares     Par Value      Shares     Par Value      capital      deficit        Total
                                         ---------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at
    September 21, 1999 (inception) ....       --     $     --           --     $     --     $     --      $     --      $     --

September 22, 1999, shares issued
    in exchange for services related to
    the organization of the Company
    ($.001/share) (Note 2) ............       --           --      2,800,000        2,800         --            --           2,800
October 20, 1999, capital contribu-
    tion by officer (Note 2) ..........       --           --           --           --            100          --             100
Office space contributed by an
    officer (Note 2) ..................       --           --           --           --            600          --             600
Net loss ..............................       --           --           --           --           --          (3,593)       (3,593)
                                         ---------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at
    December 31, 1999 .................       --           --      2,800,000        2,800          700        (3,593)          (93)

July 25, 2000, capital contribu-
    tion by officer (Note 2) ..........       --           --           --           --            100          --             100
August 2, 2000, shares issued in
    exchange for debt and related
    accrued interest ($.05/share)
    (Note 3) ..........................       --           --      1,000,000        1,000       49,550          --          50,550
Office space contributed by an
    officer (Note 2) ..................       --           --           --           --          2,400          --           2,400
Net loss ..............................       --           --           --           --           --         (16,288)      (16,288)
                                         ---------   ----------   ----------   ----------   ----------    ----------    ----------

                 See accompanying notes to financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                                   (Continued)


                                              Preferred Stock          Common Stock         Additional
                                         ----------------------   -----------------------    paid-in      Accumulated
                                          Shares     Par Value      Shares     Par Value      capital      deficit        Total
                                         ---------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at
    December 31, 2000 .................       --           --      3,800,000        3,800       52,750       (19,881)       36,669

October 2001, sale of common
    stock, net of offering costs of
    $28,090 (Note 4) ..................       --           --        933,000          933       17,627          --          18,560
Office space contributed by an
    officer (Note 2) ..................       --           --           --           --          2,400          --           2,400
Services contributed by an
    officer (Note 2) ..................       --           --           --           --         49,630          --          49,630
Net loss ..............................       --           --           --           --           --         (78,132)      (78,132)
                                         ---------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at
    December 31, 2001 .................       --     $     --      4,733,000   $    4,733   $  122,407    $  (98,013)   $   29,127
                                         =========   ==========   ==========   ==========   ==========    ==========    ==========

                 See accompanying notes to financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                 September 21,
                                                                                                                     1999
                                                                                                                 (Inception)
                                                                                   Years Ended December 31,        Through
                                                                                   ------------------------      December 31,
                                                                                     2001            2000            2001
                                                                                   --------        --------        --------
Cash flows from operating activities:
    Net loss ...................................................................   $(78,132)       $(16,288)       $(98,013)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation ..........................................................      4,496           1,455           5,951
         Common stock issued to officer in exchange
            for services (Note 2) ..............................................       --              --             2,800
         Common stock issued as payment for
            accrued interest (Note 3) ..........................................       --               550             550
         Services contributed by an officer (Note 2) ...........................     49,630            --            49,630
         Office space contributed by an officer (Note 2) .......................      2,400           2,400           5,400
         Changes in operating assets and liabilities:
            Receivables ........................................................         97             (97)           --
            Accounts payable ...................................................        148            --               148
            Accrued expenses ...................................................        531           2,000           2,539
            Due to officer .....................................................       (492)            492            --
                                                                                   --------        --------        --------
                    Net cash used in
                       operating activities ....................................    (21,322)         (9,488)        (30,995)
                                                                                   --------        --------        --------

Cash flows from investing activities:
    Acquisition of property and equipment ......................................     (4,855)        (12,358)        (17,213)
                                                                                   --------        --------        --------

                    Net cash used in
                       investing activities ....................................     (4,855)        (12,358)        (17,213)
                                                                                   --------        --------        --------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ....................................       --            45,000          50,000
    Capital contributions by officer (Note 2) ..................................       --               100             200
    Proceeds from sale of common stock .........................................     46,650            --            46,650
    Payments for offering costs ................................................    (11,321)        (16,769)        (28,090)
                                                                                   --------        --------        --------
                    Net cash provided by
                       financing activities ....................................     35,329          28,331          68,760
                                                                                   --------        --------        --------

                    Net change in cash .........................................      9,152           6,485          20,552

Cash, beginning of period ......................................................     11,400           4,915            --
                                                                                   --------        --------        --------

Cash, end of period ............................................................   $ 20,552        $ 11,400        $ 20,552
                                                                                   ========        ========        ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Income taxes ............................................................   $   --          $   --          $   --
                                                                                   ========        ========        ========
       Interest ................................................................   $   --          $   --          $   --
                                                                                   ========        ========        ========

Non-cash financing activities:
    Common stock issued in exchange for debt (Note 3) ..........................   $   --          $ 50,000        $ 50,000
                                                                                   ========        ========        ========



                 See accompanying notes to financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note (1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

The Company was incorporated under the laws of California on September 21, 1999. The principal activities since inception have been organizational matters, the issuance of shares of its $.001 par value common stock, the issuance and conversion of convertible debt instruments, and the development of a market for its services. The Company was formed to provide expert-consulting services for Internet infrastructure problems and product development.

Wedge Net Experts, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company that has suffered significant losses since inception. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to fund operations through proceeds received from its stock offering and service revenue. Management also plans to seek additional funding through debt financing, as necessary.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2001.

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Equipment and Depreciation

Equipment is recorded at cost. When capital assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized, is reflected in the statement of operations.

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

Deferred Offering Costs

The Company incurred legal, accounting and printing fees related to the preparation of a registration statement on Form SB-2 during the periods presented (see Note 4). Costs associated with the Form SB-2 are recorded initially as a deferred asset until the stock offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' equity. If an offering is not successful, the costs are charged to operations at that time.

Loss Per Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share has been computed on the weighted average of common shares outstanding. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. The Company had no common stock equivalents outstanding at December 31, 2001; therefore, there is no variance between the basic and diluted loss per share.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Revenue Recognition

The Company's revenues are reported in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition." The Company recognizes revenue only after its service has been performed and collectibility of its fee is reasonably assured.

Fair Value of Financial Instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximate carrying value. The carrying amounts of cash, accounts payable, and other current liabilities approximate fair value due to the short-term maturity of the instruments.

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

Note (2) Related Party Transactions

Contributed Rent

An officer provided office space to the Company at no charge for all periods presented. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

Contributed Services

An officer contributed administrative, management and website services to the Company valued at $49,630 for the year ended December 31, 2001. The time and effort was valued based on the level of services performed and is included in the accompanying financial statements as contributed services with a corresponding credit to contributed capital.

Common Stock Issuance

On September 22, 1999, the Board of Directors approved the issuance of 2,800,000 shares of the Company's $.001 par value restricted common stock to an officer of the Company in exchange for services related to the organization of the Company. The services were rendered by a related party and could not be objectively measured. The transaction was recorded at a nominal value of $2,800, as there was no market price for the Company's common stock at the date of issuance. The Company recognized $2,800 of stock-based compensation expense in the accompanying financial statements for the period ended December 31, 1999.

Officer Advances and Contributions

During the year ended December 31, 2001, an officer advanced $410 to the Company for working capital. The advances were repaid prior to December 31, 2001.

On December 28, 2000, an officer advanced $500 to the Company for working capital. The $500 advance was repaid in January of 2001.

On December 18, 2000, the Company paid a personal expense of $97 on behalf of an officer. The $97 was repaid to the Company in January of 2001.

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

On July 25, 2000, an officer contributed $100 to the Company for working capital.

On October 20, 1999, an officer contributed $100 to the Company for working capital.

Note (3) Notes Payable

During the period from September 21, 1999 (inception) through July 25, 2000, the Company issued $50,000 of debt instruments that were convertible to common stock at the rate of $.05 per share. On August 2, 2000, the Company converted all $50,000 of principal and $550 of related accrued interest expense into one million shares of the Company's $.001 par value common stock. Following is a summary of the promissory notes that were converted to common stock:

                                                                Number of Common
                                             Accrued Interest   Shares Issued as
     Date of            Interest     Note    Expense Through   Payment for Principal    Conversion
 Promissory Note          Rate      Amount   August 2, 2000    and Related Interest        Rate
--------------------    --------   -------   ----------------   --------------------    ----------
December 21, 1999         6.00%    $ 5,000             $ 183             100,000        $.05/share
May 30, 2000              8.00%     10,000               133             200,000        $.05/share
June 22, 2000             8.00%     25,000               217             500,000        $.05/share
July 25, 2000             8.00%     10,000                17             200,000        $.05/share
                                   -------   ----------------   --------------------
                                   $50,000             $ 550            1,000,000
                                   =======   ================   ====================


Interest expense totaled $-0-, $542, and $550 for the years ended December 31, 2001 and 2000, and from September 21, 1999 (inception) through December 31, 2001, respectively.

Note (4) Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to fix the number of shares of any series of preferred shares and to determine the designation of any such series. The Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly issued series of preferred shares. No preferred shares were issued and outstanding as of December 31, 2001.

Common Stock

During 2001, the Company filed a registration statement with the SEC on Form SB-2. The SEC declared the registration statement effective on September 11, 2001. By prospectus, the Company offered for sale a minimum of 800,000 and a maximum of 3,000,000 shares of its $.001 par value common stock at $.05 per share. The Company closed the offering in November 2001 after selling 933,000 shares of its common stock for net proceeds of $18,560, after deducting offering costs totaling $28,090.

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note (5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:
                                                            December 31,
                                                       -----------------------
                                                        2001           2000
                                                       ---------     ---------
U.S. federal statutory graduated rate.............      15.00%         15.00%
State income tax rate,
   net of federal benefit ........................       5.10%          5.10%
Contributed rent and services ....................     -13.43%         -2.96%
Net operating loss for which no tax
   benefit is currently available ................      -6.67%        -17.14%
                                                       ---------     ---------
                                                         0.00%          0.00%
                                                       =======       =========

At December 31, 2001, deferred taxes consisted of a net tax asset of $8,788, due to operating loss carryforwards of $42,694, which was fully allowed for, in the valuation allowance of $8,788. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2001 and 2000, and from September 21, 1999 (inception) through December 31, 1999 were $5,188, $2,791 and $809, respectively. Net operating loss carryforwards will expire through 2021.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

     Our executive officers and directors are as follows:

      Name             Age                        Title
-----------------      ---      ------------------------------------------------

Gregory M. Walters     53       President and Chairman of the Board of Directors

Donald R. Brady        57       Vice President and Director

Dana E. Walters        40       Secretary, Treasurer and Director


General

The individuals named in the table above may be deemed to be our "parents" and "promoters," as those terms are defined in the General Rules and Regulations under the Securities Act of 1933. Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Our executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors. Set forth below under "Business Experience" is a description of the business experience of our executive officers and directors. Except as otherwise indicated below, all organizations with which each executive officer and director is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.


Family Relationships

Mr. Gregory M. Walters, our President, Chief Executive Officer and Chairman of the Board of Directors, is the brother-in-law of Ms. Dana E. Walters, our Secretary, Treasurer and a director of Wedge Net.


Business Experience

Gregory M. Walters has served as our President and Chairman of the Board of Directors since our inception on September 21, 1999. Since March 1986, he has been employed in the middle management position of program coordinator/department chair by Pellissippi State Technological College, Knoxville, Tennessee, which is rated in the top one per cent of technical colleges. Mr. Walters has also been self-employed, since 1980, as a consultant in new software product development to businesses, industries and educators. From 1984 through March 1986, he was employed as an editor by South-Western Publishing Co., a division of Scotts Forseman Co., which publishes computer-related textbooks, software and similar materials for high school, college and other educational institutional markets. From October 1976 through July 1984, Mr. Walters served as a computer science instructor for Romeo Schools, a microcomputer-based educational center located in Romeo, Michigan, which serves five school districts. In that position, he taught computer-related courses in applied programming, systems operations, data processing, vocational computer science education and data entry. During that period, Mr. Walters also served on the engineering/computer science staff of Oakland University, Pontiac, Michigan; taught college level courses at Oakland College; and served as an industrial programming concepts instructor at Ford Community College, Romeo, Michigan. For a period of approximately five years, from August 1979 through August 1984, Mr. Walters was the sole proprietor of MaxSoft, a company engaged in the development and distribution of software in Ann Arbor, Michigan. For a period of approximately six years, from July 1978 through January 1984, he was a partner in Logics One, a partnership engaged in consulting in the computer industry for educators from four states and Canada. Mr. Walters has lectured to a number of local, state and national educational workshops on computer and robot usage, the future of computers and computer and office trends analysis. He is the author of a number of commercial and data processing programs in national distribution. Mr. Walters has received national awards for his work, including "Nationally Recognized Technology Educator" and "Excellence in Teaching" (including "NISOD" and "N.I.L.L.I.E." awards). He received a Bachelor of Science degree in industrial electronics from Northern Michigan University, Marquette, Michigan, in 1975 and a Master of Education degree in computer-based education from Wayne State University, Detroit, Michigan, in 1981.

Donald R. Brady has served as our Vice President and a director since our organization on September 21, 1999. He is a nationally recognized leader in the conception, design and deployment of intelligent transportation border crossing systems and innovative trade data and commercial vehicle information systems. Since July 1995, Mr. Brady has been employed by Transborder Systems, Inc., a privately-held Harrisburg, Pennsylvania, company engaged in the design, development and implementation of border crossing systems. He has served, since October 1998, as a member of the board of directors of the California Alliance for Advanced Transportation Systems. Since 1995, Mr. Brady has been employed in various positions by TransCore, a privately-held SAIC company located in San Diego, California. While employed by TransCore, he designed and deployed the first automated, dedicated commuter lane at the United States/Mexico border; conceptualized, designed and deployed automated international crossings for commercial vehicles and private automobiles at the Buffalo Peace and Detroit Ambassador Bridges; designed and directed the development of the United States Treasury International Trade Data System and the North American Trade Automation Prototype to support inter-agency pre-clearance in North America of truck and rail shipments; and initiated a program designed to augment security and improve efficiency at the Port of Los Angeles. During this period, he also managed the Northwest International Trade Corridor system and the North American Pre-Clearance and Safety Systems. He was employed by Scientific Atlanta Signal Processing Systems, a publicly-held, Atlanta, Georgia, company, as an engineering and transportation manager from 1992 through 1995. During his tenure at Scientific Atlanta, Mr. Brady developed Wedge Net's Transportation Business Unit and implemented various programs, including electronic border pre-clearance for trucks and cargo, advanced traveler information systems, data collection programs for crash avoidance research and the IBEX program designed for the transportation of trucks and cargo across the Mexican border at Otay Mesa. He also conceived and implemented the Cross Border International Transportation Early Development Study that was incorporated in the I-15 Corridor Strategic Plan. Mr. Brady, from 1988 through 1992, was employed as a staff engineer by the Unisys Corporation, a privately-held company located in Minneapolis, Minnesota; in which position he was responsible for the development of multi-source data fusion systems and the design and development of anti-submarine warfare command and control systems. From 1968 through 1988, he was an intelligence specialist in the United States Navy. Mr. Brady received a Bachelors of Arts degree in history from Oregon State University, Corvallis, Oregon, in 1968 and a Masters degree in management from Salva Regina University, Newport, Rhode Island, in 1989.

Dana E. Walters has served, since our inception on September 21, 1999, as our Secretary/Treasurer and a director. She was employed, from January 1988 through October 2000, as a real estate associate by Douglas, Wilson & Company, San Diego, California, commercial real estate brokers that have been appointed by a California bankruptcy court to liquidate a real estate portfolio of 92 properties located in 27 states. Ms. Walters' responsibilities in this position were primarily administrative, including monitoring all co-listing brokers and properties. From August 1987 through April 1980, she was employed by Grubb & Ellis Realty, San Diego, California, as an executive assistant whose responsibilities included designing brochures, updating the multiple listing service, conducting comparative market analyses, hosting open houses and negotiating and consummating residential real estate sales. Ms. Walters was employed, from 1986 through 1987, as a stock broker/registered representative by National Securities Network, Inc., a Denver, Colorado-based securities broker-dealer that ceased operations in 1987. From 1984 to 1986, she was employed as a coordinator by Eastridge Temporary Service, San Diego, California, in which position she had responsibility for interviewing and placing over 200 receptionists. Ms. Walters received a Bachelor of Arts degree in business administration from San Diego State University, San Diego, California, in 1983.


Item 10. Executive Compensation


     The following table sets forth information concerning the compensation of Wedge Net's executive officers for the fiscal years ended December 31, 2001, 2000 and 1999, including annual compensation, including the dollar value of base salary earned during the 2001, 2000 and 1999 fiscal years, and the sum of the number of securities underlying stock options granted, with or without tandem SARs, and the number of freestanding SARs.


                                               SUMMARY COMPENSATION TABLE

                                                                     Long Term Compensation
                             Annual Compensation            Awards                      Payouts
                             ---------------------------------------------------------------------------------------

      (a)      (b)          (c)         (d)            (e)           (f)            (g)          (h)           (i)
                                                     Other                      Securities
   Name                                              Annual       Restricted      Under-                   All Other
   and                                               Compen-        Stock         lying        LTIP         Compen-
Principal                                            sation        Award(s)      Options      Payouts        sation
Position      Year    Salary($)      Bonus($)         ($)           ($)          SAR's(#)       ($)            ($)
--------------------------------------------------------------------------------------------------------------------

Gregory M.    2001         $-0-         $-0-          $-0-           $-0-          $-0-         $-0-          $-0-
Walters,      2000         $-0-         $-0-          $-0-           $-0-          $-0-         $-0-          $-0-
President,    1999         $-0-         $-0-          $-0-           $-0-          $-0-         $-0-          $-0-
Chairman
of the Board
of Directors

Donald R.     2001         $-0-         $-0-          $-0-           $-0-          $-0-         $-0-          $-0-
Brady,        2000         $-0-         $-0-          $-0-           $-0-          $-0-         $-0-          $-0-
Vice          1999         $-0-         $-0-          $-0-           $-0-          $-0-         $-0-
$-0-
President

Dana E.       2001         $-0-         $-0-          $3,000         $-0-          $-0-         $-0-
$-0-
Walters,      2000         $-0-         $-0-          $3,000         $-0-          $-0-         $-0-          $-0-
Secretary,    1999         $-0-         $-0-          $-0-           $-0-          $-0-         $-0-          $-0-

Treasurer


Messrs. Gregory M. Walters and Donald R. Brady and Ms. Dana E. Walters, our executive officers and directors, have served as part-time employees of Wedge Net since our inception. We paid Ms. Dana E. Walters, our Secretary/Treasurer and a director of Wedge Net, the sum of $3,000 for administrative services performed for us through the date of this report. No other cash compensation has been awarded to, earned by or paid to any individual for all services rendered in all capacities to Wedge Net since our organization on September 21, 1999. However, on September 22, 1999, we issued Mr. Walters, our President and
Chairman of the Board of Directors, 2,800,000 shares of common stock in consideration for services performed by him in connection with Wedge Net's organization valued at $2,800. No portion of the proceeds of this offering has been allocated for executive compensation. Except for Ms. Walters, who may receive, depending upon our sales, a limited amount of additional cash compensation for administrative services to be performed on behalf of Wedge Net, none of our executive officers and directors is expected to receive any cash compensation for the foreseeable future. However, we anticipate that, at such time, if ever, as our financial position permits, Messrs. Walters and Brady and Ms. Walters and any other executive officers and/or directors of Wedge Net will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of Wedge Net and may receive fees for their attendance at meetings of the Board of Directors. This assumes that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations. Further, we may pay consulting fees to unaffiliated persons who perform services for us, although we have no present plans to do so and no consulting fees have been paid as of the date of this report.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. In the future, we may offer stock options to employees, non-employee members of the Board of Directors and consultants; however, no options have been granted as of the date of this report. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with Wedge Net's operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of these plans and benefits will be at the discretion of our Board of Directors.


Compensation of Directors

Our directors receive no compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

We have no employment agreements with Mr. Gregory M. Walters, Mr. Donald R. Brady or Ms. Dana E. Walters, our officers and directors. We may enter into employment agreements with the foregoing and/or future executive officers of Wedge Net.


Conflicts of Interest

Our executive officers and directors are presently employed by or otherwise associated with other companies involved in a range of business activities. Because of these and potential future associations, and because of the limited amount of time that all of our executive officers and directors are expected to devote to Wedge Net, there are existing and potential continuing conflicts of interest in their acting as our executive officers and directors. Because management will devote only a limited amount of time and effort to our business and affairs, conflicts of interest are likely to arise because of the simultaneous involvement of those persons in other business ventures. In addition, all of our executive officers and directors are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses that may in the future engage in various transactions with Wedge Net. Conflicts of interest and transactions that are not at arm's-length may arise in the future because our executive officers and directors are involved in the management of any company that transacts business with us. Potential conflicts of interest, including time, effort and corporate opportunity, are involved in the participation by our executive officers and directors in other business entities and in transactions with Wedge Net.

In minutes, we have adopted a policy that any contracts or other transactions with directors, officers and entities of which they are also directors or officers, or in which they have a financial interest, will be approved by a majority of the disinterested members of the Board of Directors or will be fair and reasonable to us, but that no such transactions by Wedge Net shall be affected or invalidated solely because of such relationship or interest of directors or officers. In addition, common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof that approves such a transaction. Our policy with respect to conflicts of interest involving directors, officers and their affiliates is consistent with California law regarding the fiduciary duty of such persons to a corporation and its shareholders when engaged in interested transactions with the corporation. Generally, subject to the "business judgment rule," pursuant to which courts hesitate to interfere with the internal management of a corporation provided a fairly minimal degree of care has been exercised by the management in carrying out its responsibilities, directors, officers, controlling shareholders and other affiliates of a corporation owe duties of care and loyalty to the corporation that override their own self-interests in dealings with the corporation. Transactions between Wedge Net and an affiliated party, if approved by a disinterested majority of the directors or by the shareholders, or if deemed to be fair to us, would be enforceable, valid obligations of Wedge Net.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 21, 2002 by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Mr. Gregory M. Walters, our sole shareholder, has sole voting and investment power with respect to the shares he beneficially owns.


                                            Shares
  Name and Address of                     Beneficially
   Beneficial Owner                          Owned          Percent of Class
----------------------------              ------------        --------
Gregory M. Walters                          2,800,000          59.2%
1706 Winding Ridge Trail
Knoxville, Tennessee  37922

Donald R. Brady                                   -0-           0.0%
9278 Lake Murray Boulevard,
   Apartment D
San Diego, California  92119

Dana E. Walters                                   -0-           0.0%
11286 Crystal Oaks Way
San Diego, California  92131

All Directors and Executive
Officers of Wedge Net                       2,800,000          59.2%
as a Group (Three Persons)


The information in the above table regarding the ownership of our common stock by each of the named individuals and group, as of the date of this report and is based upon 4,733,000 shares of our common stock issued and outstanding as of March 21, 2002. Messrs. Gregory M. Walters and Donald R. Brady and Ms. Dana E. Walters serve as our executive officers and members of our Board of Directors.


Item 12. Certain Relationships and Related Transactions:

Through the date of this report, we paid Ms. Dana E. Walters, our Secretary-Treasurer and a director, an aggregate of $3,000 for administrative services performed by her on our behalf. On each of October 20, 1999, and July 25, 2000, Ms. Walters contributed the sum of $100 to Wedge Net for working capital. We paid a personal expense of $97 for Ms. Walters on December 18, 2000; which amount was repaid to us in January 2001. On December 28, 2000, Ms. Walters advanced us the sum of $500 for working capital. We repaid Ms. Walters for this cash advance in January 2001.

On September 22, 1999, we issued and sold an aggregate of 2,800,000 shares of common stock to Mr. Gregory M. Walters, our President and Chairman of the Board of Directors, in consideration for his performance of services in connection with the organization of Wedge Net valued at $2,800.

Mr. Walters provides us with office space, located at 1706 Winding Ridge Trail, Knoxville, Tennessee 37922, on a rent-free basis pursuant to a verbal agreement. The $200 per month value of the office space is included in our Financial Statements that commence on page F-1 as rent expense with a corresponding credit to contributed capital.

Because of their present management positions with, organizational efforts on behalf of and percentage share ownership in, Wedge Net, Mr. and Ms. Walters and Mr. Donald R. Brady, the Vice President and a director of Wedge Net, may be deemed to be our "parents" and "promoters," as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations thereunder. Because of the above-described relationships, transactions between and among Wedge Net and our executive officers, directors and principal shareholder, such as the sale of our common stock to Mr. Walters as described above, should not be considered the result of arm's-length negotiations.


Item 13. Exhibits and Reports on Form 8-K

A.   Exhibits:  None

B.   Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WEDGE NET EXPERTS, INC.
                                             (Registrant)


DATE:  March 22, 2002                      BY:  /s/ Gregory M. Walters
       --------------                           ----------------------
                                                Gregory M. Walters
                                                President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Date                                Signature                Title
          ----                                ---------                -----



Date:  March 22, 2002                 /s/ Gregory M. Walters
       --------------                 ------------------------------------------
                                      Gregory M. Walters, President, Chief
                                      Executive Officer and Chairman of
                                      the Board Directors


Date:  March 22, 2002                 /s/ Gregory M. Walters
       --------------                 ------------------------------------------
                                      Gregory M. Walters, Attorney-in-Fact for
                                      Donald S. Brady, Vice President
                                      and Director


Date:  March 22, 2002                 /s/ Dana E. Walters
       --------------                 ------------------------------------------
                                      Dana E. Walters, Secretary/Treasurer and
                                      Director (Principal Financial and
                                      Accounting Officer)