Form 10QSB
period 2002-03-31
WEDGE NET EXPERTS INC
filed 2002-05-20
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________.

COMMISSION FILE NUMBER  333-45678

                               SEQUIAM CORPORATION
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              33-0875030
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


                    300 SUNPORT LANE, ORLANDO, FLORIDA 32809
          (Address, including zip code, of principal executive offices)

                                  407-541-0774
              (Registrant's telephone number, including area code)

                             WEDGE NET EXPERTS, INC.
               1706 WINDING RIDGE ROAD, KNOXVILLE, TENNESSEE 37922
                          (Former name, former address)

The number of shares of the Registrant's Common Stock outstanding as of May 15, 2002 was 24,233,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small Business Disclosure Format (Check one):  Yes [_]   No [X]

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


FORM  10-QSB
1ST  QUARTER

                             WEDGE NET EXPERTS, INC.

                                      INDEX


                                                                     Page
                                                                     ----

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Independent Accountants' Report . . . . . . . . . . . . . . . . .     3
  Condensed balance sheet, March 31, 2002 (unaudited) . . . . . . .     4
  Condensed statements of operations, three months ended March 31,
     2002 (unaudited) and 2002 (unaudited), and September 21, 1999
     (inception) through March 31, 2002 (unaudited) . . . . . . . .     5
  Condensed statements of cash flows, three months ended March 31,
     2002 (unaudited) and 2001 (unaudited), and September 21, 1999
     (inception) through March 31, 2002 (unaudited) . . . . . . . .     6
  Notes to condensed financial statements (unaudited) . . . . . . .     7

  Item 2.  Plan of Operation. . . . . . . . . . . . . . . . . . . .     9

PART 2 - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .    13

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART  1.  ITEM  1.  FINANCIAL  INFORMATION



                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders
Wedge  Net  Experts,  Inc.


We have reviewed the accompanying balance sheet of Wedge Net Experts, Inc. (a development stage company), as of March 31, 2002, and statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and for the period from September 21, 1999 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less ins cope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Cordovano  and  Harvey,  P.C.
Denver,  Colorado
May  17,  2002

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2002


ASSETS
                                                 $              -
                                                 =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:                                     $              -
                                                 -----------------

Commitment. . . . . . . . . . . . . . . . . . .                 -

Shareholders' equity:
   Preferred stock. . . . . . . . . . . . . . .                 -
   Common stock . . . . . . . . . . . . . . . .             4,733
   Additional paid-in capital . . . . . . . . .           123,007
   Deficit accumulated during development stage          (127,740)
                                                 -----------------
                     Total shareholders' equity                 -
                                                 -----------------

                                                 $              -
                                                 =================


        See accompanying notes to condensed financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   September 21,
                                                                       1999
                                            Three Months Ended      (Inception)
                                                 March 31,            Through
                                          ------------------------   March 31,
                                             2002         2001         2002
                                          -----------  -----------  ----------

Sales. . . . . . . . . . . . . . . . . .  $    1,825   $      735   $   3,572
                                          -----------  -----------  ----------

Operating expenses:
  Stock-based compensation:
     Organization costs. . . . . . . . .           -            -       2,800
  Compensation . . . . . . . . . . . . .           -          500      10,561
  Contract labor . . . . . . . . . . . .       1,500        1,172       5,147
  Contributed services (Note B). . . . .           -            -      49,630
  Contributed rent (Note B). . . . . . .         600          600       6,000
  Office . . . . . . . . . . . . . . . .       3,394          713       8,816
  Professional fees. . . . . . . . . . .       9,840          250      13,998
  Travel . . . . . . . . . . . . . . . .       1,755          624       4,827
  Internet services. . . . . . . . . . .       2,567        1,200       7,262
  Depreciation . . . . . . . . . . . . .           -        1,030       5,951
  Loss on equipment abandoned. . . . . .      11,262            -      11,262
  Other. . . . . . . . . . . . . . . . .         634           38       4,508
                                          -----------  -----------  ----------
                Total operating expenses     (31,552)      (6,127)   (130,762)
                                          -----------  -----------  ----------
                          Operating loss     (29,727)      (5,392)   (127,190)

Interest expense . . . . . . . . . . . .           -            -        (550)
                                          -----------  -----------  ----------
                Loss before income taxes     (29,727)      (5,392)   (127,740)

Income taxes (Note C). . . . . . . . . .           -            -           -
                                          -----------  -----------  ----------

                                Net loss  $  (29,727)  $   (5,392)  $(127,740)
                                          ===========  ===========  ==========

Basic and diluted loss per common share.  $    (0.01)  $    (0.00)
                                          ===========  ===========
Basic and diluted weighted average
  common shares outstanding. . . . . . .   4,733,000    3,800,000
                                          ===========  ===========


            See accompanying notes to condensed financial statements

                                WEDGE NET EXPERTS, INC.
                             (A Development Stage Company)

                           CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                         September 21,
                                                                             1999
                                                    Three Months Ended    (Inception)
                                                          March 31,         Through
                                                   -------------------     March 31,
                                                     2002       2001         2002
                                                   ---------  --------  ---------------
Net cash used in operating activities . . . . . .  $(20,552)  $(6,048)  $      (51,547)
                                                   ---------  --------  ---------------

Cash flows from investing activities:
  Equipment purchases . . . . . . . . . . . . . .         -         -          (17,213)
                                                   ---------  --------  ---------------
            Net cash used in investing activities         -         -          (17,213)
                                                   ---------  --------  ---------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable . . . .         -         -           50,000
  Capital contributions by officer. . . . . . . .         -         -              200
  Proceeds from sale of common stock. . . . . . .         -         -           46,650
  Payments for offering costs . . . . . . . . . .         -         -          (28,090)
                                                   ---------  --------  ---------------
        Net cash provided by financing activities         -         -           68,760
                                                   ---------  --------  ---------------

                               Net change in cash   (20,552)   (6,048)               -
Cash, beginning of period . . . . . . . . . . . .    20,552    11,400                -
                                                   ---------  --------  ---------------

                              Cash, end of period  $      -   $ 5,352   $            -
                                                   =========  ========  ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . .  $      -   $     -   $            -
                                                   =========  ========  ===============
     Income taxes . . . . . . . . . . . . . . . .  $      -   $     -   $            -
                                                   =========  ========  ===============
  Non-cash financing activity:
     Common stock issued in exchange for debt . .  $      -   $     -   $       50,000
                                                   =========  ========  ===============


            See accompanying notes to condensed financial statements

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  A:  BASIS  OF  PRESENTATION
          -----------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial  data  presented  herein  are  unaudited.

NOTE  B:  RELATED  PARTY  TRANSACTIONS
          ----------------------------

Contributed  rent
-----------------
An officer contributed office space to the Company for the three months ended March 31, 2002 and 2001. The office space was valued at $200 per month based on the market rate in the local area and is included in the accompanying unaudited condensed financial statements as rent expense with a corresponding credit to additional paid-in capital.

NOTE  C:  INCOME  TAXES
          -------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

NOTE  D:  SUBSEQUENT  EVENTS
          ------------------

Effective as of April 1, 2002, we acquired Sequiam, Inc. pursuant to the Agreement and Plan of Merger, as more fully described in our Form 8-K filed on April 16, 2002. In connection with the acquisition, our issued and outstanding common stock was increased from 4,733,000 shares to 24,233,000 shares.

Following the acquisition of Sequiam, Inc., our officers and directors resigned and appointed Nicolaas H. Van den Brekel and Mark L. Mroczkowski as our officers and directors. On May 1, 2002, our board appointed Dr. Bernard Luskin as the third member of our board of directors. Dr. Luskin is an independent director and currently owns none of our common stock.

                             WEDGE NET EXPERTS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following our special shareholders' meeting held on April 29, 2002, we changed our name to Sequiam Corporation and changed the name of Sequiam, Inc. to Sequiam Software, Inc., each effective as of May 1, 2002. Our common stock continues to be traded on the OTC Bulletin Board under the new trading symbol: SQUM.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  PLAN  OF  OPERATION

     This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Plan of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

(1)  Our  plan  of  operation  for  the  next  twelve  months.

     (a)  Recent  developments.

     During the quarter ended March 31, 2002, we did not have any available credit, bank financing or other external sources of liquidity. We had very little operating revenue, and as a result, our operations had not been a source of liquidity. We needed to obtain additional capital in order to continue our operations. In order to obtain capital, we needed to sell additional shares of our common stock or borrow funds from private lenders. Our former officers and directors believed it was is in the best interest of our shareholders to discontinue the company's current business and attempt to acquire a new business which may provide more value to our shareholders.

     To further this objective, our former officers and directors agreed to acquire Sequiam, Inc., a Delaware corporation, in a tax-free reorganization, pursuant to an Agreement and Plan of Merger, dated March 1, 2002. We filed a copy of the Agreement and Plan of Merger as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 16, 2002. Effective as of April 1, 2002, we acquired Sequiam, Inc. pursuant to the Agreement and Plan of Merger, as more fully described in our Form 8-K filed on April 16, 2002. In connection with the acquisition, our issued and outstanding common stock was increased from 4,733,000 shares to 24,233,000 shares.

     Following the acquisition of Sequiam, Inc., our officers and directors resigned and appointed Nicolaas H. Van den Brekel and Mark L. Mroczkowski as our officers and directors. This change in control is more fully described in our Information Statement filed on April 16, 2001 pursuant to Rule 14f-1. On May 1, 2002, our board appointed Dr. Bernard Luskin as the third member of our board of directors. Dr. Luskin is an independent director and currently owns none of our common stock.

     Following our special shareholders' meeting held on April 29, 2002, we changed our name to Sequiam Corporation and changed the name of Sequiam, Inc. to Sequiam Software, Inc., each effective as of May 1, 2002. Our common stock continues to be traded on the OTC Bulletin Board under the new trading symbol:
SQUM.

     (b)    Cash  requirements  and additional funds in the next twelve months.

     Our new management is committed to investment in its newly acquired subsidiary, Sequiam Software, Inc. A more detailed description of our plan of operation for Sequiam Software, Inc. is included in our Form 8-K filed on April 16, 2002. Our Form 8-K filed on April 16, 2002, is hereby incorporated into this report. In addition, more information about Sequiam Software, Inc. can be found at www.sequiam.com. Our new management expects that we will need
           ---------------
additional capital over the next twelve (12) months before our operating revenues equal expenses. We expect to obtain this additional capital through traditional financing, convertible debt or the sale of additional equity stock.

     In addition, we are currently negotiating the acquisition of Brekel Group, Inc., a Delaware corporation ("Brekel Group") through a tax-free reorganization. We expect to issue 11,000,000 new shares of common stock in exchange for all of the issued and outstanding stock of Brekel Group, which includes all of the equity interest in Brekel Group. We believe as a result of this acquisition, we will have the opportunity to raise additional capital upon more favorable terms and conditions to our existing shareholders.

     The acquisition of Brekel Group is contingent upon satisfaction of a due diligence investigation being conducted by our management and the management and board of Brekel Group, and upon the approval of the shareholders of Brekel Group.

     Brekel Group is a leading provider of digital on-demand manufacturing and publishing services to authors, corporate publishers and print buyers. Brekel Group owns and operates the following businesses:

          QuestPrint.
          ----------

     QuestPrint is a digital on-demand manufacturing division that eliminates the necessity of keeping large volumes of print inventory. It exemplifies the models of POD (Print on Demand) DTP (Deliver then Print) digital warehousing and one-to-one printing. Markets include commercial customers who create significant documentation, and medium and large publishers with active backlists and specialty titles. For more information about QuestPrint visit www.questprint.com.
------------------

          FirstPublish.
          ------------

     The FirstPublish brand represents the niche in short-run publications. It offers professional and aspiring authors of books and screenplays a web-based, cost-effective alternative to traditional "vanity press". FirstPublish provides several turnkey publishing services in an affordable package of bundled services. The author can utilize FirstPublish with a manuscript in any format and can use FirstPublish to produce a finished book. For more information about FirstPublish visit www.firstpublish.com.
                     --------------------

          Griffin  Publishing  Group.
          --------------------------

     Griffin Publishing Group is a trade book publishing company specializing in Sports, Education Curriculum and Health and Fitness. Griffin Publishing Group developed the "Learning Champions" product line, which are creative and innovative educational programs for schools.

     If we complete the acquisition of Brekel Group, we are committed to invest in the marketing, development and distribution of all of Brekel Group's products. We believe that Brekel Group's products are a valuable compliment to the products offered by Sequiam Software, Inc. and can be marketed and distributed to many of the same consumers of Sequiam's products.

     (c) Summary of any product research and development and other investments.

          Sequiam.
          -------

     Our plan for Sequiam Software, Inc. includes investment in the research and development of our software products, Sequiam and Sequiam link. In addition to our investment in Sequiam's research and development, we plan to devote more resources to the marketing, sales and distribution of Sequiam's existing products. We believe that we have the potential to significantly increase Sequiam's operating revenue by investment in marketing and distribution. We will require additional capital liquidity in order to meet our goals with respect to marketing, sales and distribution. We believe we have the opportunity to raise such additional capital through traditional financing, convertible debt or the sale of additional equity stock. We believe that if we acquire Brekel Group, we will have an opportunity to raise such capital on terms more favorable to our shareholders.

          Brekel  Group.
          -------------

     If we acquire Brekel Group, we intend to invest in research and development of the products related to the current business of QuestPrint, FirstPublish and Griffen Publishing Group. These products include: digital document warehousing, variable data and web-enabled print on demand. In addition to our investment in Brekel Group's research and development, we plan to devote more resources to the marketing, sales and distribution of Brekel Group's existing products. If we acquire Brekel Group, we believe that we could significantly increase Brekel Group's operating revenue by investment in marketing and distribution. We would require additional capital liquidity in order to meet our goals with respect to marketing, sales and distribution of Brekel Group's products. Nonetheless, we believe that if we acquire Brekel Group, we will have the opportunity to raise such additional capital liquidity through traditional financing, convertible debt or the sale of additional equity stock.

     (d)     Expected  purchase  or  sale  of  plant  and significant equipment.

     We currently occupy approximately 14,500 square feet of office space in Orlando, Florida pursuant to a sublease with Brekel Group. Our space is part of a building also currently occupied by Brekel Group, and we believe this facility will be sufficient to maintain our business operations over the next twelve months, even if we acquire Brekel Group.

     We currently own equipment sufficient to continue the operations of Sequiam Software, Inc. over the next twelve months. To grow the business, we expect to invest a modest amount of our capital investment and operating revenue in upgrading our existing equipment and purchasing new equipment. The amount of these expenses are dependent, in part, upon our acquisition of Brekel Group.

     We believe that Brekel Group currently owns equipment sufficient to continue its operations over the next twelve months. We anticipate acquiring all such equipment in the acquisition of Brekel Group. To grow the business, we expect to invest a modest amount of our capital investment and operating revenue in upgrading Brekel Group's existing equipment and purchasing new equipment for Brekel Group.

     (e)     Expected  significant  changes  in  the  number  of  employees.

     We currently have ten full-time employees. These employees include our new officers identified in our Information Statement and Form 8-K, each filed on April 16, 2002. We plan to increase this number to thirty over the next twelve months. We plan to have eight of these new employees devoted to marketing and sales. We plan to have another twenty-two of these employees devoted to development and distribution of our products.

     If we acquire Brekel Group, we expect to add an additional thirty-two full-time employees. We plan to increase this number by an additional eight over the next twelve months. We plan to have most of these new employees devoted to publishing and print on demand.

PART  II:  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

2.1 Agreement and Plan of Merger, dated March 1, 2002, included as an Exhibit to our Form 8-K filed on April 16, 2002, is hereby incorprated by this reference as Exhibit 2.1.

3.1 Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002.

10.1 Employment  Agreement ~ Nicolaas Van den Brekel, dated as of March 1, 2002.

10.2 Employment  Agreement  ~  Mark  Mroczkowski,  dated  as  of  March 1, 2002.

20.1 Schedule 14A, Proxy Statement, filed on April 19, 2002, is hereby incorporated by this reference as Exhibit 20.1.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ending March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM  CORPORATION




Date: May 20, 2002           By: /s/ Nicolaas H. Van den Brekel
                             ---------------------------------------------------
                             Nicolaas H. Van den Brekel, Chief Executive Officer


                             By: /s/ Mark L. Mroczkowski
                             ---------------------------------------------------
                             Mark L. Mroczkowski, Chief Financial Officer