Form 10QSB
period 2002-06-30
SEQUIAM CORP
filed 2002-08-14
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                    300 SUNPORT LANE, ORLANDO, FLORIDA 32809
          (Address, including zip code, of principal executive offices)

                                  407-541-0773
              (Registrant's telephone number, including area code)

                          (Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of the Registrant's Common Stock outstanding as of August 4, 2002 was 35,755,263.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small Business Disclosure Format (Check one):   Yes [ ]     No [X]
                                                                   -
================================================================================

                                   FORM 10-QSB
                                      INDEX
                                                                            Page

Part  I  -  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements
Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
Statements  of  Operations  . . . . . . . . . . . . . . . . . . . . . . . . .5
Statements  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . . . . .6
Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . . .7

Item  2.  Plan  of  Operation . . . . . . . . . . . . . . . . . . . . . . . .9

Part  II  OTHER  INFORMATION

Item  4
Submission  of  Matters  to  a  Vote  of  Security  Holders. . . . . . . . .13

Item  6
Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . . . . . .13
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                          PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Plan of Operation." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Plan of Operation" - Factors That Could Impact Future Results," included in this report. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

                        Sequiam Corporation and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                   June 30, 2002    December 31,
                                                    (Unaudited)         2001
                                                  ---------------  --------------
ASSETS
Current assets:
Cash and cash equivalents                         $       46,675   $           -
Accounts Receivable                                      138,539               -
                                                  ---------------  --------------
Total current assets                                     185,214               -
Furniture and equipment, net                              62,624          69,796
Capitalized software development costs                   107,255          80,234
                                                  ---------------  --------------
Total assets                                      $      355,093   $     150,030
                                                  ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $       85,638   $           -
Loan from related party                                  396,158         627,718
Shareholder loan                                         301,000               -
Accrued shareholder salaries                             391,000         253,000
                                                  ---------------  --------------
Total current liabilities                              1,173,796         880,718
Shareholders' equity:
Common shares                                             24,233           2,000
Paid-in capital                                          104,907               -
Stock subscriptions receivable                                            (2,000)
Deficit accumulated during the development stage        (947,843)       (730,688)
                                                  ---------------  --------------
Total shareholders' equity                              (818,703)       (730,688)
                                                  ---------------  --------------
Total liabilities and shareholders' equity        $      355,093   $     150,030
                                                  ===============  ==============


See accompanying notes.

                                      Sequiam Corporation and Subsidiary
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations
                                                  (Unaudited)


                                                                                                 January 23,
                                                                                               2001(Inception)
                                                                                                 through June
                               Three Months Ended June 30,       Six Months Ended June 30,         30, 2002
                            --------------------------------  -------------------------------  ----------------
                                 2002             2001             2002            2001
                            --------------  ----------------  --------------  ---------------
Consulting fees             $     213,315   $             -   $     238,315   $            -   $       238,315
Costs and expenses:
Website development cost           49,178                 -          49,178                -            49,178
Marketing and selling                   -                 -               -                -           181,622
Software development costs          9,295           128,142           9,295          187,228           215,126
General and administrative        177,295            76,280         258,221          131,604           588,568
Depreciation                        5,080                 -           9,931                -            21,627
                            --------------  ----------------  --------------  ---------------  ----------------
                                  240,848           204,422         326,625          318,832         1,056,121
                            --------------  ----------------  --------------  ---------------  ----------------
Loss from operations              (27,533)         (204,422)        (88,310)        (318,832)         (817,806)
Interest expense                      268                 -           1,104                -             2,296
                            --------------  ----------------  --------------  ---------------  ----------------
Loss before income taxes    $     (27,801)  $      (204,422)  $     (89,414)  $     (318,832)  $      (820,102)
Income taxes                            -                 -               -                -                 -
                            --------------  ----------------  --------------  ---------------  ----------------
Net loss                    $     (27,801)  $      (204,422)  $     (89,414)  $     (318,832)  $      (820,102)
                            ==============  ================  ==============  ===============  ================

Basic and diluted loss per
common share                $       (0.00)                    $       (0.01)
                            ==============                    ==============
Basic and diluted weighted
average common shares
outstanding                    24,233,000                        14,483,000
                            ==============                    ==============


See  accompanying  notes.

                       Sequiam Corporation and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                              Six Months    Ended June 30
                                                 2002           2001
                                             ------------  ---------------
Net cash used in operating activities        $   (63,545)  $     (318,832)
                                             ------------  ---------------
Cash flows from investing activities:
Equipment purchases                               (2,759)         (19,506)
Software development costs capitalized           (27,021)          (8,568)
                                             ------------  ---------------
Net cash used in investing activities            (29,780)         (28,074)
                                             ------------  ---------------

Cash flows financing activities:
Proceeds from shareholder loan                   301,000                -
Payment of stock subscription receivable           2,000
Proceeds (payment) on loan to related party     (301,000)         231,906
Increase in accrued shareholder salaries         138,000          115,000
                                             ------------  ---------------
Net cash provided by financing activities        140,000          346,906
                                             ------------  ---------------

Net change in cash                                46,675                -
Cash, beginning of period                              -                -
                                             ------------  ---------------

Cash, end of period                          $    46,675   $            -
                                             ============  ===============
                                                      -

Non-cash activities:
Subscription receivable for common stock                   $        2,000
Recapitalization of common stock             $   127,140
Disbursements made by related party
and cost allocations                         $    69,440


See  accompanying  notes.

                       Sequiam Corporation and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form 8-K/A dated June 14, 2002, and should be read in conjunction with the notes thereto. The consolidated statements of operations included herein are those of Sequiam Software, Inc.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Note B:  Acquisition

Sequiam, Inc. was incorporated in Delaware on January 23, 2001 (date of inception). Sequiam, Inc. was formed to research, develop, produce and market a document management software product. Effective April 1, 2002, Sequiam, Inc. merged with Sequiam Acquisitions, Inc., a California corporation (the "Merger"), and Sequiam Acquisitions, Inc. survived the Merger. As used in these Notes to Financial Statements, the term "Company" refers to Sequiam, Inc. prior to the Merger and Sequiam Acquisitions, Inc. after the Merger. The Company changed its name to Sequiam Software, Inc. on May 1, 2002.

Since inception, the Company's primary activities have consisted of research and development, and software production activities. Accordingly, the Company has not generated any significant revenues, and the Company is considered a development stage company at December 31, 2001 and for the period ended June 30, 2002.

Pursuant to the Merger, Sequiam Corporation (f/k/a Wedge Net Experts, Inc.) acquired the Company effective April 1, 2002. Pursuant to the merger agreement, Sequiam Corporation issued 20,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of the Company, consisting of
20,000,000 shares.    Additionally, pursuant to the merger agreement, 500,000
shares of Sequiam Corporation's common stock were returned to treasury and cancelled. As a result, the former shareholders of the Company obtained 82.53% of the voting rights of Sequiam Corporation. The transaction was accounted for as a purchase of Sequiam Corporation by the Company (a reverse acquisition in which the Company is considered the acquirer for accounting purposes), since the shareholders of the Company obtained a majority of the voting rights of Sequiam Corporation as a result of the transaction. Accordingly, the results of operations included herein are those of Sequiam Software, Inc.

We intend to continue the operations of Sequiam, Inc. as our wholly-owned subsidiary. Based in Orlando, Florida, Sequiam, Inc. is a software and professional services organization that delivers

                       Sequiam Corporation and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

custom-tailored document management solutions to public and private sector enterprises as well as to individuals. Sequiam, Inc. is a development stage company and has not generated any significant revenue. Since its inception, Sequiam Inc.'s primary activities have consisted of research and development, and software production activities and has grown to twelve (12) full-time employees. Sequiam, Inc.'s primary assets are two software products known as Sequiam Document Management Software (Sequiam DMS) and Sequiam Link.

Sequiam DMS is a web-based system to store, organize, retrieve, and distribute virtually any digital information including documents, video, photographs and audio files. Sequiam is a means of organizing, transferring and administrating digital content in a way that efficiently streamlines workflow and reduces turnaround time for the delivery of finished products. Sequiam Link is a productivity tool designed specifically for the print on-demand industry. It allows POD manufacturers to efficiently and digitally warehouse, manage and print on-demand, fulfill, ship and invoice its customers document libraries in a completely automated process.

Note C:  Related party transactions

Loan from related party
-----------------------
The Brekel Group ("Brekel Group" or "BGI"), a company under common control, has made short-term advances through payment of the Company's early stage operating and investing expenses. The advances are evidenced by a demand promissory note that bears interest at the Applicable Federal Rate established by the Internal Revenue Service for short-term loans. As of June 30, 2002 the amount due to Brekel Group was $396,158.

Shareholder loan
----------------
During the six months ended June 30, 2002, a shareholder of the Brekel Group, a company under common control, (see Note E) advanced the company a total of $301,000 for working capital. The advances are represented by a demand promissory note that bears interest at the Applicable Federal Rate established by the Internal Revenue Service for short-term loans.

Note D:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

                       Sequiam Corporation and Subsidiary
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note E:  Subsequent events

Effective as of July 19, 2002, we acquired approximately 94% of the issued and outstanding common shares of Brekel Group, Inc., a Delaware corporation and a company under common control, through a tax-free reorganization. We issued 11,522,263 new shares of common stock in exchange for 11,522,263 of the issued and outstanding stock of Brekel Group. We have extended the closing for the potential acquisition of the remaining six percent of Brekel Group and expect to acquire all 100% of the outstanding common shares in Brekel Group.

Effective July 1, 2002, the Brekel Group, Inc. entered into a settlement and release agreement with the former shareholders of its wholly-owned subsidiary, Griffin Publishing Group, Inc. Brekel Group Inc. reconveyed its ownership in the subsidiary that was originally acquired January 1, 2002 back to the sellers in exchange for its original purchase price.

Effective August 1, 2002, the Brekel Group, Inc. returned leased equipment with a net book value of $1,911,000 to the lessor, Heidelberg Print Finance as a part of its reorganization and the discontinuation of its print on-demand manufacturing business.

ITEM 2. PLAN OF OPERATION

(1) Our plan of operation for the next twelve months.

For accounting purposes, the acquisition of Sequiam Software, Inc. (f/k/a Sequiam, Inc.) has been treated as an acquisition of the Company, using the purchase method of accounting, by Sequiam Software, Inc. and as a recapitalization of Sequiam Software, Inc. In order to have meaningful comparative numbers, our results of operations included herein represent the operations of Sequiam Software, Inc. prior to and after its acquisition.

(a)     Recent developments.
During the quarter ended June 30, 2002, we did not have any available credit, bank financing or other external sources of liquidity. We had very little operating revenue, and as a result, our operations had not been a source of liquidity. We needed to obtain additional capital in order to continue our operations. In order to obtain capital, we needed to sell additional shares of our common stock or borrow funds from private lenders. Our former officers and directors believed it was is in the best interest of our shareholders to discontinue the company's current business and attempt to acquire a new business, which may provide more value to our shareholders.

To further this objective, our former officers and directors agreed to acquire Sequiam, Inc., a Delaware corporation, in a tax-free reorganization, pursuant to an Agreement and Plan of Merger dated March 1, 2002. We filed a copy of the Agreement and Plan of Merger as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 16, 2002.

Effective as of April 1, 2002, we acquired Sequiam, Inc. pursuant to the Agreement and Plan of Merger, as more fully described in our Form 8-K filed on April 16, 2002. In connection with the acquisition, our issued and outstanding common stock was increased from 4,733,000 shares to 24,233,000 shares.

Following the acquisition of Sequiam, Inc., as of April 1, 2002, our former officers and directors resigned and appointed Nicolaas H. Van den Brekel and Mark L. Mroczkowski as our officers and directors. This change in control is more fully described in our Information Statement filed on April 16, 2001 pursuant to Rule 14f-1.

Following our special shareholders' meeting held on April 29, 2002, we changed our name to Sequiam Corporation and changed the name of Sequiam, Inc. to Sequiam Software, Inc., each effective as of May 1, 2002. Our common stock continues to be traded on the OTC Bulletin Board under the new trading symbol: SQUM.

Following the acquisition of Sequiam Software, Inc. (f/k/a Sequiam, Inc.), we continued to need additional capital and sources of liquidity. Our Board of Directors believed it was in the best interest of the company to acquire a new business that would provide more value to our shareholders and a greater opportunity to obtain additional capital through traditional financing or the sale of equity in the company. To further this objective, we offered to enter into a Stock Purchase Agreement and Plan of Reorganization with the shareholders of Brekel Group, Inc., a Delaware corporation and a company under common control, dated June 17, 2002, whereby we would acquire a minimum of 80% and a maximum of 100% of Brekel Group. A copy of this agreement was included as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2002, and is hereby incorporated into this report.

On July 19, 2002, we acquired approximately 94% of the outstanding common shares of Brekel Group through a tax-free reorganization. We issued 11,522,263 new shares of our common stock in exchange for 11,522,263 of the issued and outstanding stock of Brekel Group. We believe as a result of this acquisition, we will have the opportunity to raise additional capital upon more favorable terms and conditions to our existing shareholders. Following the closing on July 19, 2002, we had a total of 35,755,263 shares of common stock issued and outstanding.

(b)     Future Plan of Operation and Capital Requirements

Our management continues to be committed to investment in Sequiam Software, Inc. and is also committed to investment in its newly acquired subsidiary, Brekel Group. A more detailed description of our plan of operation for Brekel Group is included in our Form 8-K filed on August 6, 2002. More information about Brekel Group can be found at www.brekelgroup.com and elsewhere in this report. More
                      -------------------
information about Sequiam Software, Inc. can be found at www.sequiam.com and elsewhere in this report.

Our new management expects that we will need additional capital over the next twelve (12) months before our operating revenues equal expenses. We expect to obtain this additional capital through traditional financing, convertible debt or the sale of additional equity stock. We have not entered into any final agreement to obtain additional funds, and there can be no assurance that we will be able to obtain equity or debt financing when needed or on terms that we find acceptable. In addition, any equity financing that is obtained by us could result in dilution to the shareholders holding the common stock. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If adequate funds are not obtained, we may be required to reduce or curtail our operations.

Sequiam.

Our plan for Sequiam Software, Inc. includes investment in the research and development of our software products, Sequiam DMS and Sequiam link. In addition to our investment in Sequiam's research and development, we plan to devote more resources to the marketing, sales and distribution of Sequiam's existing products. We believe that we have the potential to significantly increase Sequiam's operating revenue by investment in marketing and distribution. We will require additional capital liquidity in order to meet our goals with respect to marketing, sales and distribution. We believe we have the opportunity to raise such additional capital through traditional financing, convertible debt or the sale of additional equity stock. We believe that because we have acquired Brekel Group, we will have an opportunity to raise such capital on terms more favorable to our shareholders.

Brekel Group.

We intend to invest in research and development of Brekel Group's products related to the current business of FirstPublish and the BGI Sports division. These products include: software for digital document warehousing, variable data and web-enabled print on demand. In addition to our investment in Brekel Group's research and development, we plan to devote more resources to the marketing, sales and distribution of Brekel Group's existing products. We believe that we can significantly increase Brekel Group's operating revenue by investment in marketing and distribution. We would require additional capital liquidity in order to meet our goals with respect to marketing, sales and distribution of Brekel Group's products. Nonetheless, we believe our acquisition of Brekel Group has given us a greater opportunity to raise such additional capital liquidity through traditional financing, convertible debt or the sale of additional equity stock.

One of Brekel Group's primary projects is the development of the Internet site, ExtraNet, for the World Olympian Association (WOA) under its BGI Sports division. The scope of ExtraNet is intended to encompass the full digital media program of the WOA, including the delivery of editorial content, on-line membership services, support of WOA sponsor/partner programs and electronic commerce.

In addition, BGI Sports is currently implementing the worldwide database for the Official Website of the Community of Olympic Athletes. Under the terms of Brekel Group's contract with the WOA, BGI Sports is developing ExtraNet at its own cost and expense, and receives 35% of all sponsorship revenues in addition to 35% of any merchandizing sales prices less fixed costs in accordance with United States Generally Approved Accounting Procedures (GAAP). The WOA, in turn, has committed to provide support in integrating BGI Sports' relationship within the Olympic family, including the International Olympic Committee (IOC), various national Olympic committees (NOCs), official sponsors of the Olympic Games, the IOC and the NOCs, and the WOA membership. As those relationships develop, we expect to invest more resources into the development of Internet solutions for these entities. BGI expects to begin receiving revenue under this contract in 2003, and BGI expects to continue to incur expenses related to the development and ongoing maintenance of ExtraNet through the duration of the contract. Until revenue from ExtraNet is sufficient to cover the cost and expense, we believe that we have sufficient revenue from other sources plus available capital resources needed to meet Brekel Group's obligations to the WOA.

(c)     Factors  That  Could  Impact  Future  Results

While we expect to continue our existing business related to Sequiam Software, Inc. and Brekel Group, there can be no assurance that we will achieve operating revenue in excess of development costs and other administrative expenses, nor can there be any assurance that we will sustain the current business long enough to realize any profits.

(d)     Expected purchase or sale of plant and significant equipment.

We currently occupy approximately 14,500 square feet of office space in Orlando, Florida pursuant to a sublease with Brekel Group. Our space is part of a building also currently occupied by Brekel Group, and we believe this facility is more than necessary to maintain our business operations over the next twelve months, even with the acquisition of Brekel Group. The digital on-demand manufacturing segment of the business occupies most of the facility. The discontinuation of that business segment will create excess building capacity. For that reason, we are in negotiations with the landlord to restructure the building lease.

We currently own equipment sufficient to continue the operations of Sequiam Software, Inc. over the next twelve months. To grow the business, we expect to invest a modest amount of our capital investment and operating revenue in upgrading our existing equipment and purchasing new equipment.

We believe that Brekel Group currently owns equipment sufficient to continue its operations over the next twelve months. We acquired all such equipment in the acquisition of Brekel Group. As part of the discontinuation of the digital on-demand manufacturing business segment, we have returned leased equipment and are selling owned equipment used in that operation.

(e)     Expected significant changes in the number of employees.

We currently have 38 full-time employees. These employees include our new officers identified in our Information Statement and Form 8-K, each filed on April 16, 2002. We decreased this number to 22 after discontinuing the digital on-demand manufacturing business segment. We plan to add 5 new employees devoted to marketing and sales.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On July 18, 2002, a special meeting of the shareholders of the corporation was held at the company's main offices in Orlando, Florida.

(b) The special meeting was called to approve the two following resolutions:


     1. To approve the acquisition of Brekel Group, Inc., pursuant to the Share Exchange Agreement and Plan of Reorganization (Exhibit 2.1 of this report).

     2. To approve an amendment to the Bylaws providing for shareholder approval without a meeting.

Both proposals were approved at the meeting, with 19,500,000 votes cast in favor of each proposal, and no votes cast against either proposal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a)

(a) Exhibits:

2.1 Stock Exchange Agreement and Plan of Reorganization among Sequiam Corporation and the Shareholders of Brekel Group, Inc., dated June 17, 2002, included as an Exhibit to our Form 8-K filed on August 6, 2002, is hereby incorporated by this reference as Exhibit 2.1.

3.2       Bylaws, as amended on July 18, 2002.

10.1 Loan Agreement Between Nicolaas H. Van den Brekel and Sequiam Software, Inc. dated as of June 30, 2002.

10.2 Loan Agreement Between Brekel Group, Inc. and Sequiam Software, Inc. dated as of June 30, 2002.

21.1      Subsidiaries: Sequiam Software, Inc. a California corporation.

22.1 Notice of Meeting and Proxy Solicitation for Special Meeting of the Shareholders Held July 18, 2002.

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending June 30, 2002:

Form 8-K filed on April 16, 2002, regarding acquisition and change in control of registrant.

Form 8-K filed on June 14, 2002, regarding changes in registrant's certifying accountant as of June 6, 2002.

Form 8-K/A filed on June 14, 2002, amending Form 8-K filed on April 16, 2002, including Financial Statements and Exhibits of business acquired.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM CORPORATION


Date:  August 14, 2002

By: /s/ Nicolaas H. Van den Brekel
-----------------------------------------------
Nicolaas H. Van den Brekel, Chief Executive Officer


By: /s/ Mark Mroczkowski
-----------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer