Form 10QSB
period 2002-09-30
SEQUIAM CORP
filed 2002-11-19
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________

COMMISSION FILE NUMBER 333-45678

                               SEQUIAM CORPORATION
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                33-0875030
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

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

The number of shares of the Registrant's Common Stock outstanding as of November 15, 2002 was 34,831,611.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):    Yes [_]     No [X]

================================================================================

                                   FORM 10-QSB
                                      INDEX

                                                                            Page

Part I - FINANCIAL INFORMATION................................................ 3

Item 1. Condensed Consolidated Financial Statements
Balance Sheets................................................................ 4
Statements of Operations...................................................... 5
Statement of Shareholders' Equity (Deficit)................................... 6
Statements of Cash Flows...................................................... 7
Notes to Condensed Consolidated Financial Statements.......................... 8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................14

Item 3. Controls and Procedures...............................................18

Part II - OTHER INFORMATION...................................................19

Item 1. Legal Proceedings.....................................................19
Item 6. Exhibits and Reports on Form 8-K......................................19

Signatures....................................................................20

                          PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS
                              Sequiam Corporation and Subsidiaries
                             Condensed Consolidated Balance Sheets

                                                       September 30, 2002
                                                          (Unaudited)        December 31, 2001
                                                      --------------------  -------------------
ASSETS
Current assets:
     Cash and cash equivalents                        $                 -   $                -
     Accounts receivable                                           27,845                    -
     Prepaid expenses                                               4,500                    -
     Equipment held for disposal                                  320,824                    -
                                                      --------------------  -------------------
Total current assets                                              353,169                    -
                                                      --------------------  -------------------
Property and equipment, net                                     1,472,713               69,796
Capitalized software development costs                            119,701               80,234
Deposits and other assets                                           7,800                    -
Goodwill                                                       10,104,154                    -
                                                      --------------------  -------------------
Total assets                                          $        12,057,537   $          150,030
                                                      ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                 $           649,477   $                -
     Notes payable-current                                         42,662                    -
     Shareholder loans                                            474,450                    -
     Loan to related party                                              -              627,718
     Accrued shareholder salaries                                 711,333              253,000
     Accrued expenses                                             131,739                    -
     Deferred rent                                                114,000                    -
                                                      --------------------  -------------------
Total current liabilities                                       2,123,661              880,718
                                                      --------------------  -------------------
Long-term liabilities:
Notes payable-long-term                                           376,880                    -
                                                      --------------------  -------------------
Total liabilities                                               2,500,541              880,718
                                                      --------------------  -------------------
Shareholders' equity (deficit):
     Common stock                                                  35,832               24,233
     Additional Paid-in capital                                11,099,407              105,507
     Stock subscriptions receivable                                     -               (2,000)
     Accumulated deficit                                       (1,578,243)            (858,428)
                                                      --------------------  -------------------
Total shareholders' equity (deficit)                            9,556,996             (730,688)
                                                      --------------------  -------------------
Total liabilities and shareholders' equity (deficit)  $        12,057,537   $          150,030
                                                      ====================  ===================

See accompanying notes to condensed consolidated financial statements.

                              Sequiam Corporation and Subsidiaries
                        Condensed Consolidated Statements of Operations
                                          (Unaudited)


                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                              --------------------------  --------------------------
                                                  2002          2001          2002          2001
                                              ------------  ------------  ------------  ------------
Net sales                                     $    48,120   $         -   $   286,435   $         -
Costs and expenses:
     Website development cost                     119,506             -       177,979             -
     Software development costs                         -       123,994             -       311,222
     General and administrative                   519,305       133,812       777,526       265,416
     Depreciation                                  33,830             -        43,761             -
                                              ------------  ------------  ------------  ------------
                                                  672,641       257,806       999,266       576,638
                                              ------------  ------------  ------------  ------------
Loss from operations                             (624,521)     (257,806)     (712,831)     (576,638)
Interest expense                                   (5,880)         (306)       (6,984)         (306)
                                              ------------  ------------  ------------  ------------
Net loss                                      $  (630,401)  $  (258,112)  $  (719,815)  $  (576,944)
                                              ============  ============  ============  ============

Net loss per common share: Basic and diluted  $     (0.02)  $     (0.01)  $     (0.03)  $     (0.02)
                                              ============  ============  ============  ============

Weighted average common shares
outstanding: Basic and diluted                 33,547,234    23,300,000    27,371,863    23,300,000
                                              ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements.

                                              Sequiam Corporation and Subsidiaries
                             Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                                              Nine Months Ended September 30, 2002
                                                      (Unaudited)


                                             Common Stock
                                        --------------------                    Stock
                                          Shares       Par      Paid-in      Subscription    Accumulated
                                        Outstanding   Value     Capital       Receivable       Deficit        Total
                                        -----------  -------  ------------  --------------  -------------  ------------
Balance at December 31, 2001, as
previously reported                       4,733,000  $ 4,733  $   123,007   $           -   $   (127,740)  $         -
Recapitalization                         19,500,000   19,500      (17,500)         (2,000)      (730,688)     (730,688)
                                        -----------  -------  ------------  --------------  -------------  ------------
Balance at December 31, 2001, as
restated                                 24,233,000   24,233      105,507          (2,000)      (858,428)     (730,688)
Correction of shares from
recapitalization                             17,000       17          (17)              -              -             -
Payment of stock Subscription
receivable                                                 -            -           2,000              -             -
Common stock issued for acquisition of
Brekel                                   11,522,263   11,522   10,934,628               -              -    10,946,150

Common stock issued for services             59,438       60       59,289               -              -        59,349
Net loss                                          -        -                            -       (719,815)     (719,815)
                                        -----------  -------  ------------  --------------  -------------  ------------
Balance at September 30, 2002            35,831,611  $35,832  $11,099,407   $           -   $ (1,578,243)  $ 9,556,996
                                        ===========  =======  ============  ==============  =============  ============

See accompanying notes to condensed consolidated financial statements.

                      Sequiam Corporation and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                               2002         2001
                                                           ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (719,815)  $(576,944)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation                                                    43,761           -
Issuance of common stock in exchange for services               59,349           -
Decrease in accounts receivable                                 85,604           -
Increase in prepaid expenses                                    (1,875)          -
Decrease in accounts payable                                    57,954           -
Increase in accrued shareholders salaries                      284,500     184,000
Increase in other accrued expenses                              51,111           -
Increase in deferred rent                                      114,000           -
                                                           ------------  ----------
Net cash used for operating activities                     $   (25,411)  $(392,944)
                                                           ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases                                            (14,597)    (81,492)
Software development costs capitalized                         (39,467)   (101,728)
                                                           ------------  ----------
Net cash used for investing activities                         (54,064)   (183,220)
                                                           ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans                                348,500           -
Payment of stock subscription receivable                         2,000           -
Repayment of note payable                                      (39,465)          -
Proceeds (payment) on loan to related party                   (231,560)    576,164
                                                           ------------  ----------
Net cash provided by financing activities                       79,475     576,164
                                                           ------------  ----------
Net change in cash                                                   -           -
Cash, beginning of period                                            -           -
                                                           ------------  ----------
Cash, end of period                                        $         -   $       -
                                                           ============  ==========
Non-cash activities:
--------------------
Subscription receivable for common stock                             -   $   2,000
Recapitalization of common stock                           $   127,140           -
Common stock issued for acquisition of Brekel Group, Inc.  $10,946,150           -
Return of leased equipment                                 $ 1,873,255           -

See accompanying notes to condensed consolidated financial statements.

Sequiam  Corporation  and  Subsidiaries
Notes  to  Condensed  Consolidated  Financial  Statements
(Unaudited)

Note  1  -Description  of  Business

Effective April 1, 2002, Sequiam Corporation's wholly-owned subsidiary, Sequiam Acquisitions, Inc., merged with Sequiam, Inc. and Sequiam Acquisitions, Inc. survived the merger. Sequiam Acquisitions, Inc. changed its name to Sequiam Software, Inc. on May 1, 2002. The merger transaction was accounted for as a purchase of Sequiam Corporation by Sequiam, Inc. (a reverse acquisition in which Sequiam, Inc. is considered the acquirer for accounting purposes), since the shareholders of Sequiam, Inc. obtained a majority of the voting rights of Sequiam Corporation as a result of the transaction. Pursuant to the merger agreement, Sequiam Corporation issued 20,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of Sequiam, Inc., consisting of 20,000,000 shares. Additionally, pursuant to the merger agreement, 500,000 shares of Sequiam Corporation's common stock were returned to treasury and cancelled. The merger was accounted for as a recapitalization of Sequiam Corporation and the results of operations and cash flows presented herein prior to the merger are those of Sequiam Inc. Sequiam, Inc. was formed on February 1, 2001 to research, develop, produce and market a document management software product.

Effective July 19, 2002, Sequiam Corporation acquired 94.54% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of Sequiam Corporation common stock, pursuant to a Stock Exchange Agreement and Plan of Organization, dated June 17, 2002 (the "Agreement"). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, the majority shareholder of Brekel returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. Sequiam Corporation plans to acquire the remaining issued and outstanding common shares of Brekel when it obtains authorization from the remaining Brekel shareholders to exchange such shares. The acquisition of Brekel was accounted for as a purchase and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. The excess of the purchase price ($10,946,150) over the estimated fair value of the net assets acquired ($841,966) of $10,104,154, which was allocated to goodwill. A valuation of goodwill needs to be performed in accordance with SFAS 142 (see Note 2) and there can be no assurance that upon completion of the valuation that some or all of the goodwill will be recoverable. If the goodwill is deemed not recoverable, the Company will record an adjustment to the purchase price and goodwill will be reduced accordingly. The purchase price was determined based on the 11,522,263 shares issued times the closing stock price of Sequiam Corporation common stock on the date of acquisition of $0.95 per share.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of goodwill; thus, the allocation of the purchase price is subject to reduction as discussed above.

At July 1, 2002

Current and other assets                                             $   530,032
Equipment held for disposal                                              320,824
Property and equipment                                                 3,247,603
Goodwill (Subject to adjustment as described above)                   10,104,154
                                                                     -----------
Total assets acquired                                                 14,192,613
                                                                     -----------
Current liabilities                                                    2,869,583
Long-term debt                                                           376,880
                                                                     -----------
Total liabilities assumed                                              3,246,463
                                                                     -----------
Net assets acquired                                                  $10,946,150
                                                                     ===========

We acquired Brekel for its expertise in digital on-demand publishing and printing and the innovations that it brings to our document management Internet remote print and print on-demand software applications. We also acquired Brekel for its contract with the World Olympians Association ("WOA") and its Internet and ExtraNet expertise and product development gained from that project (see below).

Sequiam Software, Inc. ("Software") is focused on the following lines of business:

     - Sales of Internet enabled document management, print management and print on-demand and software under the brand names Sequiam DMS and SequiamLink. Sales are made through direct sales efforts and in partnership with major print equipment vendors to medium and large sized businesses, government agencies and educational institutions.
     - Sales of high-end web development projects to medium sized businesses, local governments and non-profit organizations.

One of Brekel Group's primary projects is the development of the Internet site, Extranet, for the World Olympian Association (WOA) under its BGI Sports division in connection with a contract entered into on December 5, 2001. The scope of Extranet is intended to encompass the full digital media program of the WOA, including the delivery of editorial content, on-line membership services, support of WOA sponsor/partner programs and electronic commerce. In connection with that contract, BGI Sports is currently implementing the worldwide database for the Official Website of the Community of Olympic Athletes. Under the terms of Brekel's contract with the WOA, BGI Sports is developing Extranet at its own cost and expense, and receives 35% of all sponsorship revenues in addition to 35% of any merchandizing sales prices less fixed costs. The WOA, in turn, has committed to provide support in integrating BGI Sports' relationship within the Olympic family, including the International Olympic Committee (IOC), various national Olympic committees (NOCs), official sponsors of the Olympic Games, the IOC and the NOCs, and the WOA membership. As those relationships develop, we expect to invest more resources into the development of Internet solutions for these entities. BGI expects to begin receiving revenue under this contract in 2003, and BGI expects to continue to incur expenses related to the development and ongoing maintenance of Extranet through the duration of the contract.

Brekel's FirstPublish brand represents the niche in short-run publications. It offers professional and aspiring authors of books and screenplays a web-based, cost-effective alternative to traditional "vanity press". FirstPublish provides several turnkey publishing services in an affordable package of bundled services that enable authors to produce a finished book. Brekel has ceased actively marketing this product in order to devote its efforts and resources more fully to its opportunities with the WOA.

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint prior to its acquisition by Sequiam Corporation. As a result $1,873,255 of equipment was returned to the manufacturer on August 1, 2002 and the related capital leases of $1,695,474 were written off. The loss on the return of this equipment to the lessor of $177,781 was included in goodwill recorded for the Brekel acquisition.

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation
     ---------------------
     The unaudited condensed consolidated financial statements have been prepared by the Company, under the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements contain all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes for Sequiam Software, Inc. included in Form 8-K/A filed on June 14, 2002 and the financial statements and notes for Brekel Group, Inc. included in Form 8-K/A filed on October 8, 2002. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

     Recently  Adopted  Accounting  Pronouncements
     ---------------------------------------------
     The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has not completed its evaluation of goodwill acquired in connection with the acquisition of Brekel during the third quarter of fiscal 2002 and there can be no assurance that upon completion of the valuation that some or all of the goodwill will be recoverable. The evaluation of the Brekel goodwill will be completed during the fourth quarter of fiscal 2002.

     Net  Loss  per  Common  Share
     -----------------------------
     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The Company did not have any potential common shares outstanding during the periods presented.

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries Sequiam Software, Inc. and Brekel Group, Inc (the "Company"). All intercompany transactions and accounts have been eliminated.

Note  3  -  Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management's plans include the sale of equipment previously acquired from Brekel for its carrying value of approximately $320,000, refocusing all of its efforts on its software products, web development and Internet services and its opportunities with the WOA(see Note 9). Management is also presently seeking new financing in the form of a private placement of common or preferred stock or some combination thereof. Once Sequiam Corporation has secured financing; it will fund the continuing product development and marketing of the Company's products.

The Company's ability to continue as a going concern remains dependent upon its ability to secure financing. However, there can be no assurances that this financing will occur. In the event that the proposed private placement is not consummated on a timely basis, the Company will need to seek additional financing from other sources. The Company believes that revenues from operating activities during the next 12 months will not be sufficient to support operations during that period. There can be no assurance that the Company will be able to find alternative financing on a timely basis, if at all. If financing is not obtained, we may be required to reduce or curtail our operations even further.

Note 4 - Shareholder Loans

A shareholder of Brekel advanced the company a total of $301,000 for working capital. The advances are represented by a demand promissory note that bears interest at the Applicable Federal Rate established by the Internal Revenue Service for short-term loans (2% at September 30, 2002. During the nine months ended September 30, 2002, a shareholder of the Company loaned the Company a total of $173,450 for working capital. Total funds advanced by shareholders total  $474,450  at  September  30,  2002

Note 5 - Operating Lease Obligation and Notes Payable

In December 2000, the Company entered into an operating lease for a 60,000 square foot facility for 120 months, beginning May 1, 2001 and expiring on April 30, 2011. During the first year of the lease, base monthly payments of $34,873 are due and increase to $37,634 during the second year of the lease and thereafter. The lease contains an escalation clause, which provides for a 3% increase in rent each year beginning May 2003. In September 2002, the landlord agreed to reduce the monthly payments required under the lease to $8,500 beginning July 1, 2002 through July 1, 2004 as the Company only needs 10,000 square feet. However, the Company will still be obligated to pay the entire monthly lease obligation through July 1, 2004, including any future tenant improvements and costs to sublease the space. In connection with the restructuring of the lease obligation, the Company plans to enter into a note payable with the landlord representing payments to be made under the lease through July 1, 2004 plus estimated future tenant improvements and costs to sublease less rent payments received from the Company for any subleasing activity. The landlord will also have the option to convert the note to common stock of the Company at $1.00 per share. This note has not yet been executed. Since the Company has not subleased the facility as of September 20, 2002, the Company recorded deferred rent of $114,000 representing the monthly base amount due under the original lease agreement less the restructured monthly base rent.

During 2001, Brekel entered into two notes payable with its landlord (as addendums to the existing operating lease described above) for the costs of improvement made to the Company's offices. These notes require total monthly payments of $5,703, including interest of 10% per annum, through the term of the lease (April 30, 2011). Amounts due under these notes as of September 30, 2002 were $419,542 of which $42,662 is classified as current.

Note 6 - Commitments and Contingencies

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel did in March 2001 give proper notice of such termination. Xerox has, contrary to the contract, asserted its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. The Company disputes these claims and believes them to be without merit.

On or about October 3, 2002, General Electric Capital Corporation ("GE") filed a lawsuit against Brekel Group, Inc. ("BGI"), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida, Case No. 02CA-9448 #35. GE claims that BGI breached its lease agreement for three digital copiers by failing to make monthly payments beginning in June 2002 and continuing thereafter. GE claims the right to accelerate payments due under the lease and claims damages in the amount of $93,833. GE also seeks to retake possession of the equipment prior to final determination of the case. BGI has returned possession of the copiers to GE, but BGI disputes all or a portion of the claim for damages. The court has entered no decisions to date.

Note 7 - Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

Note 8 - Long-lived Assets Held for Disposal

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In connection with the acquisition of Brekel, the Company reclassified $320,824 of equipment acquired from Brekel that is no longer being used to equipment held for disposal. The Company believes that this is a reasonable value of the current fair market value for the equipment to be disposed.

Note 9 - Subsequent events

On October 14, 2002, we repurchased 1,000,000 shares of common stock from Brekel Group, Inc. at par value in accordance with the terms of the Agreement with the shareholders of Brekel Group, Inc. Following that transaction we had 34,831,611 common shares outstanding.

Effective November 1, 2002, the Company entered into an agreement to acquire all of the assets of WMW Communications, Inc. ("WMW") for $150,000 in cash and 150,000 shares of common stock. The Company also entered into an employment agreement with L. Alan McGinn, the CEO of WMW. The Company will employ nine of the former employees of WMW. Mr. McGinn will serve as the Chief Technology Officer of Sequiam Software, Inc. The significant assets of WMW include Access Orlando, a local Internet service provider and "Internet Remote Print," a software product developed, sold and supported by WMW. The contract to purchase the assets of WMW is subject to conditions that have not yet been satisfied, and we are not in a position to make any assurances that the transaction will be closed.

Brekel has agreed to enter into a joint venture with Pachyderm Press, Inc. ("Pachyderm") to publish the World Olympian Magazine. Pachyderm has an exclusive license agreement with the WOA to publish this magazine. Olympian Publications, LLC, will manage the joint venture; a Florida limited liability company owned 50% each by Brekel and Pachyderm. Brekel will provide sales, marketing administrative and print buying services and Pachyderm will provide all publishing services to the venture. Net income will be split equally between Brekel and Pachyderm. The contract to create the joint venture is subject to conditions that have not yet been satisfied, and we are not in a position to make any assurances that the transaction will be closed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent  Developments
--------------------

Effective April 1, 2002, Sequiam Corporation's wholly-owned subsidiary, Sequiam Acquisitions, Inc., merged with Sequiam, Inc and Sequiam Acquisitions, Inc. survived the merger. Sequiam Acquisitions, Inc. changed its name to Sequiam Software, Inc. on May 1, 2002. The merger transaction was accounted for as a purchase of Sequiam Corporation by Sequiam, Inc. (a reverse acquisition in which Sequiam, Inc. is considered the acquirer for accounting purposes), since the shareholders of Sequiam, Inc. obtained a majority of the voting rights of Sequiam Corporation as a result of the transaction. Pursuant to the merger agreement, Sequiam Corporation issued 20,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of Sequiam, Inc., consisting of 20,000,000 shares. Additionally, pursuant to the merger agreement, 500,000 shares of Sequiam Corporation's common stock were returned to treasury and cancelled. Sequiam, Inc. was formed to research, develop, produce and market a document management software product.

Effective July 19, 2002, Sequiam Corporation acquired 94.22% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of Sequiam Corporation common stock, pursuant to a Stock Exchange Agreement and Plan of Organization, dated June 17, 2002 (the "Agreement"). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, the majority shareholder of Brekel returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. Sequiam Corporation plans to acquire the remaining issued and outstanding common shares of Brekel when it obtains authorization from the remaining Brekel shareholders to exchange such shares. The acquisition of Brekel was accounted for as a purchase and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. The excess of the purchase price ($10,946,150) over the estimated fair value of the assets acquired ($841,996) of $10,104,154, which was allocated to goodwill. The purchase price was determined based on the 11,522,263 shares issued times the closing stock price of Sequiam Corporation common stock on the date of acquisition of $0.95 per share. A valuation of goodwill needs to be performed in accordance with SFAS 142 (see Note 2) and there can be no assurance that upon completion of the valuation that some or all of the goodwill will be recoverable. If the goodwill is deemed not recoverable, the Company will record an adjustment to the purchase price and goodwill will be reduced accordingly.

Results  of  Operations
-----------------------

Net Sales. For the three and nine months ended September 30, 2002, we had net revenues of $48,120 and $286,435, respectively, compared to revenues of $-0- for the three and nine months ended September 30, 2001. The increase in sales was primarily due to the acquisition of Sequiam, Inc. During the nine months ended September 30, 2002, we sold web site development and hosting services amounting to $81,865 and earned consulting fees of $204,570.

Website development cost. Website development costs increased to $119,506 and $177,979 for the three and nine months ended September 30, 2002, respectively, compared to $-0- for the three months and nine months ended September 30, 2001. The increase was a result of several components, including an increase in salaries and benefits, rents and other infrastructure costs associated with expanding this service.

Software development costs. Software development costs decreased to $-0- for the three and nine months ended September 30, 2002, down from $123,994 and $311,222 for the three and nine months ended September 30, 2001, respectively. The decrease was a result of completing the development of our software products.

General and Administrative Expenses. General and administrative expenses increased to $519,305 for the three months ended September 30, 2002, up from $133,812 for the three months ended September 30, 2001, an increase of $385,493 or approximately 288%. General and administrative expenses increased to $777,526 for the nine months ended September 30, 2002 compared to $265,416 for the same period in the prior year. The increase in these expenses was a result of several components, including an increase in rent and other infrastructure costs, consultant fees, legal and accounting fees and other professional expenses associated with the merger with Sequiam, Inc. and the acquisition of The Brekel Group, Inc. We also had additional costs associated with the extensive reporting requirements we had to meet with the SEC.

Depreciation. Depreciation for the three and nine months ended September 30, 2002 was $33,830 and $43,761, respectively, compared to $-0- for the three and nine months ended September 30, 2001. The increase was primarily due to the depreciable assets acquired in the merger with Sequiam, Inc. and the acquisition of The Brekel Group, Inc.

Liquidity  and  Capital  Resources
----------------------------------

Operating  Activities
Cash used for operating activities during the nine months ended September 30, 2002 was $25,411 compared to cash used for operating activities of $392,944 for the same period in the prior year. The decrease in cash used for operating activities during the 2002 period was mainly the result of increases in accrued salaries, expenses and deferred rent as compared to the prior period.

Investing  Activities
Cash used for investing activities during the nine months ended September 30, 2002 was $54,064 as a result of equipment purchases of $14,597 and capitalization of software costs of $39,467

Financing  Activities
Cash provided by financing activities was $79,475 as a result of payments on related party loans of $231,560 and payments on notes payable of $39,465 which were offset by proceeds from shareholder loans of $348,500.

Our plan for Sequiam Software, Inc. includes investment in the research and development of our software products, Sequiam and SequiamLink. In addition to our investment in Sequiam's research and development, we plan to devote more resources to the marketing, sales and distribution of Sequiam's existing products. We believe that we have the potential to significantly increase Sequiam's operating revenue by investment in marketing and distribution. We will require additional equity financing in order to meet our goals with respect to marketing, sales and distribution. We believe we have the opportunity to raise such additional capital through equity financing. However, there can be no assurance that such financing will be raised when needed and upon terms acceptable to the Company.


We intend to invest in research and development of Brekel's products related to the BGI Sports division as more fully described below. We believe that we can significantly increase Brekel's operating revenue by investment in marketing sales and distribution. However, we will require additional equity financing in order to meet our goals with respect to marketing, sales and distribution of Brekel's products.

One of Brekel Group's primary projects is the development of the Internet site, Extranet, for the World Olympian Association (WOA) under its BGI Sports division. The scope of Extranet is intended to encompass the full digital media program of the WOA, including the delivery of editorial content, on-line membership services, support of WOA sponsor/partner programs and electronic commerce. In addition, BGI Sports is currently implementing the worldwide database for the Official Website of the Community of Olympic Athletes. Under the terms of Brekel Group's contract with the WOA, BGI Sports is developing Extranet at its own cost and expense, and will receive 35% of all sponsorship revenues in addition to 35% of any merchandizing sales prices less fixed costs. The WOA, in turn, has committed to provide support in integrating BGI Sports' relationship within the Olympic family, including the International Olympic Committee (IOC), various national Olympic committees (NOCs), official sponsors of the Olympic Games, the IOC and the NOCs, and the WOA membership. As those relationships develop, we expect to invest more resources into the development of Internet solutions for these entities. BGI expects to begin receiving revenue under this contract in 2003, and BGI expects to continue to incur expenses related to the development and ongoing maintenance of Extranet through the duration of the contract.

Brekel has agreed to enter into a joint venture with Pachyderm Press, Inc. ("Pachyderm") to publish the World Olympian Magazine. Pachyderm has an exclusive license agreement with the WOA to publish this magazine. The joint venture will be conducted by Olympian Publications, LLC, a Florida limited liability company owned 50% each by Brekel and Pachyderm.

The FirstPublish brand represents the niche in short-run publications. It offers professional and aspiring authors of books and screenplays a web-based, cost-effective alternative to traditional "vanity press". FirstPublish provides several turnkey publishing services in an affordable package of bundled services that enable authors to produce a finished book. Brekel has ceased actively marketing this product in order to devote its efforts and resources more fully to its Olympic opportunities. Brekel is in discussions to provide its publishing services wholesale to another company who wishes to market the service under its own label.

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint prior to its acquisition by Sequiam Corporation. However, Brekel will continue to act as a print broker for the Olympian Publications joint venture with Pachyderm Press's products as discussed above.

We will need additional capital over the next twelve (12) months to continue as a going concern. We expect to obtain this additional capital through common and preferred equity financing acquired in private placements of the Company's shares. We have not entered into any final agreement to obtain additional funds, and there can be no assurance that we will be able to obtain financing when needed or on terms that we find acceptable. In addition, any equity financing that is obtained by us could result in dilution to the shareholders holding the common stock. Any financing, if available, may be on terms unfavorable to us. If adequate funds are not obtained, we may be required to reduce or curtail our operations even further.

The following table summarizes the Company's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

                             Operating
                             ---------
Year        Long-term Debt     Leases      Total
----------  ---------------  ----------  ----------
2002        $         9,912  $   30,633  $   40,545
2003                 39,648     122,532     162,180
2004                211,743     122,532     334,275
2005                383,840     122,532     506,372
2006                383,840     122,532     506,372
2007                383,840     122,532     506,372
2008 and
thereafter          959,600     306,330   1,265,930
            ---------------------------------------
            $     2,372,423  $  949,623  $3,322,046
            =======================================

Critical  Accounting  Policies  and  Estimates
----------------------------------------------

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. The Company believes the following critical accounting policy affects the more significant estimates used in preparation of the consolidated financial statements:

Goodwill relates to the acquisition of Brekel and consists of the cost of the purchased business in excess of the estimated fair value of net assets acquired. Effective January 1, 2002, the Company adopted SFAS 142. The Company is currently evaluating the propriety of the carrying amount of goodwill recorded upon the acquisition of Brekel, which is expected to be completed in the fourth quarter of fiscal 2002. For further discussion on the Company's adoption of SFAS 141 and 142 and the valuation and recoverability of goodwill, see Notes 1 and 2 to Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, effective for the fiscal years beginning after June 15, 2002. This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 also requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company does not expect SFAS 143 to have a material impact on its financial condition and results of operations.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1,
2003. SFAS 146 provides than an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. The Company does not expect SFAS 146 to have a material impact on its financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on

Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

General Electric Capital Corporation v. Brekel Group, Inc.

On or about October 3, 2002, General Electric Capital Corporation ("GE") filed a lawsuit against Brekel Group, Inc. ("BGI"), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida, Case No. 02CA-9448 #35. GE claims that BGI breached its lease agreement for three digital copiers by failing to make monthly payments beginning in June 2002 and continuing thereafter. GE claims the right to accelerate payments due under the lease and claims damages in the amount of $93,833. GE also seeks to retake possession of the equipment prior to final determination of the case. BGI has returned possession of the copiers to GE, but BGI disputes all or a portion of the claim for damages. The court has entered no decisions to date.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (a)

(a)  Exhibits:

2.1 Stock Exchange Agreement and Plan of Reorganization, incorporated herein by this reference from the Exhibits to Form 8-K filed on August 6, 2002.

3.1 Articles of Incorporation of Wedge Net Experts, Inc., incorporated herein by this reference from Form SB-2 filed on September 13, 2000.

3.2 Wedge Net Experts, Inc. Bylaws, incorporated herein by this reference from the Exhibits to Form SB-2 filed on September 13, 2000, as amended on July 18, 2002, by an amendment incorporated herein by this reference from the Exhibits to Form 10-QSB filed on August 14, 2002.

21.1   Subsidiaries

22.1 Notice of Special Meeting of Shareholders to Be Held July 18, 2002, incorporated herein by this reference from the Exhibits to Form 10-QSB filed on August 14, 2002.

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 15d-14.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending September 30, 2002:

     Form 8-K filed on August 6, 2002, regarding acquisition of the Brekel Group, Inc.
     Form 8-K/A filed on October 8, 2002, regarding acquisition of the Brekel Group, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM  CORPORATION


Date:  November  19,  2002

By:  /s/  Nicolaas  H.  Van  den  Brekel
-----------------------------------------------
Nicolaas H. Van den Brekel, Chief Executive Officer


By:  /s/  Mark  Mroczkowski
-----------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer