Form 10QSB/A
period 2002-06-30
SEQUIAM CORP
filed 2003-02-20
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

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

ITEM 1. FINANCIAL STATEMENTS

                        Sequiam Corporation and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                   June 30, 2002    December 31,
                                                    (Unaudited)         2001
                                                  ---------------  --------------
ASSETS
Current assets:
Cash and cash equivalents                         $       46,675   $           -
Accounts Receivable                                      138,539               -
                                                  ---------------  --------------
Total current assets                                     185,214               -
Furniture and equipment, net                              62,624          69,796
Capitalized software development costs                   107,255          80,234
                                                  ---------------  --------------
Total assets                                      $      355,093   $     150,030
                                                  ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $       85,638   $           -
Loan from related party                                  396,158         627,718
Shareholder loan                                         301,000               -
Accrued shareholder salaries                             391,000         253,000
                                                  ---------------  --------------
Total current liabilities                              1,173,796         880,718
Shareholders' equity:
Common shares                                             24,233          24,233
Paid-in capital                                                -               -
Stock subscriptions receivable                                 -          (2,000)
Deficit accumulated during the development stage        (842,936)       (752,921)
                                                  ---------------  --------------
Total shareholders' equity                              (818,703)       (730,688)
                                                  ---------------  --------------
Total liabilities and shareholders' equity        $      355,093   $     150,030
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