Form 10QSB/A
period 2002-09-30
SEQUIAM CORP
filed 2003-02-20
CIK 1123606

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

Statement of Shareholders'  Deficit........................................... 6

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

ITEM 1. FINANCIAL STATEMENTS
                              Sequiam Corporation and Subsidiaries
                             Condensed Consolidated Balance Sheets

                                                       September 30, 2002
                                                          (Unaudited)        December 31, 2001
                                                      --------------------  -------------------
ASSETS
Current assets:
     Cash and cash equivalents                        $                 -   $                -
     Accounts receivable                                           27,845                    -
     Prepaid expenses                                               4,500                    -
     Equipment held for disposal                                  320,824                    -
Total current assets                                              353,169                    -
                                                      --------------------  -------------------
Property and equipment, net                                     1,472,713               69,796
                                                      --------------------  -------------------
Capitalized software development costs                            119,701               80,234
Deposits and other assets                                           7,800                    -
                                                      --------------------  -------------------
Total assets                                          $        1,953,383   $           150,030
                                                      ====================  ===================

LIABILITIES AND SHAREHOLDERS'  DEFICIT
Current liabilities:
     Accounts payable                                 $           649,477   $                -
     Notes payable-current                                         42,662                    -
     Shareholder loans                                            474,450                    -
     Loan to related party                                              -              627,718
     Accrued shareholder salaries                                 711,333              253,000
     Accrued expenses                                             131,739                    -
     Deferred rent                                                114,000                    -
                                                      --------------------  -------------------
Total current liabilities                                       2,123,661              880,718
                                                      --------------------  -------------------
Long-term liabilities:
Notes payable-long-term                                           376,880                    -
                                                      --------------------  -------------------
Total liabilities                                               2,500,541              880,718
                                                      --------------------  -------------------
Shareholders' deficit:
     Common stock                                                  35,832               24,233
     Additional Paid-in capital                                   889,746                    -
     Stock subscriptions receivable                                     -               (2,000)
     Accumulated deficit                                       (1,578,243)            (752,921)
                                                      --------------------  -------------------
Total shareholders' deficit                                      (547,158)            (730,688)
                                                      --------------------  -------------------
Total liabilities and shareholders' deficit            $        1,953,383   $          150,030
                                                      ====================  ===================

See accompanying notes to condensed consolidated financial statements.

                              Sequiam Corporation and Subsidiaries
                        Condensed Consolidated Statements of Operations
                                          (Unaudited)


                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                              --------------------------  --------------------------
                                                  2002          2001          2002          2001
                                              ------------  ------------  ------------  ------------
Net sales                                     $    48,120   $         -   $   286,435   $         -
Costs and expenses:
     Website development cost                     119,506             -       177,979             -
     Software development costs                         -       123,994             -       311,222
     General and administrative                   519,305       133,812       777,526       265,416
     Depreciation                                  33,830             -        43,761             -
                                              ------------  ------------  ------------  ------------
                                                  672,641       257,806       999,266       576,638
                                              ------------  ------------  ------------  ------------
Loss from operations                             (624,521)     (257,806)     (712,831)     (576,638)
Interest expense                                   (5,880)         (306)       (6,984)         (306)
                                              ------------  ------------  ------------  ------------
Net loss                                      $  (630,401)  $  (258,112)  $  (719,815)  $  (576,944)
                                              ============  ============  ============  ============
Net loss per common share: Basic and diluted  $     (0.32)  $     (0.01)  $     (0.40)  $     (0.02)
                                              ============  ============  ============  ============

Weighted average common shares
outstanding: Basic and diluted                 33,547,234    23,300,000    27,371,863    23,300,000
                                              ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements.

                                       Sequiam Corporation and Subsidiaries
                             Condensed Consolidated Statements of Stockholders' Deficit
                                       Nine Months Ended September 30, 2002
                                                    (Unaudited)


                                             Common Stock
                                        --------------------                    Stock
                                          Shares       Par      Paid-in      Subscription    Accumulated
                                        Outstanding   Value     Capital       Receivable       Deficit        Total
                                        -----------  -------  ------------  --------------  -------------  ------------
Balance at December 31, 2001, as
previously reported                       4,733,000  $ 4,733  $   123,007   $           -   $   (127,740)  $         -
Recapitalization                         19,500,000   19,500     (123,007)         (2,000)      (625,181)     (730,688)
                                        -----------  -------  ------------  --------------  -------------  ------------
Balance at December 31, 2001, as
restated                                 24,233,000   24,233                       (2,000)      (752,921)     (730,688)
Correction of shares from
recapitalization                             17,000       17          (17)              -              -             -
Payment of stock Subscription
receivable                                        -         -           -           2,000              -         2,000
Common stock issued for acquisition of
Brekel                                   11,522,263   11,522   10,934,628               -              -    10,946,150
Constructive dividend to Brekel                   -        -  (10,104,154)              -              -   (10,104,154)
Shareholders
Common stock issued for services             59,438       60       59,289               -              -        59,349
Net loss                                          -        -            -               -       (719,815)     (719,815)
                                        -----------  -------  ------------  --------------  -------------  ------------
Balance at September 30, 2002            35,831,611  $35,832  $   889,746   $           -   $ (1,578,243)  $  (547,158)
                                        ===========  =======  ============  ==============  =============  ============

See accompanying notes to condensed consolidated financial statements.

                      Sequiam Corporation and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                               2002         2001
                                                           ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (719,815)  $(576,944)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation                                                    43,761           -
Issuance of common stock in exchange for services               59,349           -
Decrease in accounts receivable                                 85,604           -
Increase in prepaid expenses                                    (1,875)          -
Decrease in accounts payable                                    57,954           -
Increase in accrued shareholders salaries                      284,500     184,000
Increase in other accrued expenses                              51,111           -
Increase in deferred rent                                      114,000           -
                                                           ------------  ----------
Net cash used for operating activities                     $   (25,411)  $(392,944)
                                                           ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases                                            (14,597)    (81,492)
Software development costs capitalized                         (39,467)   (101,728)
                                                           ------------  ----------
Net cash used for investing activities                         (54,064)   (183,220)
                                                           ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans                                348,500           -
Payment of stock subscription receivable                         2,000           -
Repayment of note payable                                      (39,465)          -
Proceeds (payment) on loan to related party                   (231,560)    576,164
                                                           ------------  ----------
Net cash provided by financing activities                       79,475     576,164
                                                           ------------  ----------
Net change in cash                                                   -           -
Cash, beginning of period                                            -           -
                                                           ------------  ----------
Cash, end of period                                        $         -   $       -
                                                           ============  ==========
Non-cash activities:
--------------------
Subscription receivable for common stock                             -   $   2,000
Recapitalization of common stock                           $   127,140           -
Common stock issued for acquisition of Brekel Group, Inc.  $10,946,150           -
Constructive dividend to Brekel Shareholders               $10,104,154           -
Return of leased equipment                                 $ 1,873,255           -

See accompanying notes to condensed consolidated financial statements.

Sequiam  Corporation  and  Subsidiaries
Notes  to  Condensed  Consolidated  Financial  Statements
(Unaudited)

Note  1  -Description  of  Business
Sequiam Effective April 1, 2002, Sequiam Corporation's wholly-owned subsidiary, Sequiam Acquisitions, Inc., merged with Sequiam, Inc. and Sequiam Acquisitions, Inc. survived the merger. Sequiam Acquisitions, Inc. changed its name to Sequiam Software, Inc. on May 1, 2002. The merger transaction was accounted for as a purchase of Sequiam Corporation by Sequiam, Inc. (a reverse acquisition in which Sequiam, Inc. is considered the acquirer for accounting purposes), since the shareholders of Sequiam, Inc. obtained a majority of the voting rights of Sequiam Corporation as a result of the transaction. Pursuant to the merger agreement, Sequiam Corporation issued 20,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of Sequiam, Inc., consisting of 20,000,000 shares. Additionally, pursuant to the merger agreement, 500,000 shares of Sequiam Corporation's common stock were returned to treasury and cancelled. The merger was accounted for as a recapitalization of Sequiam Corporation and the results of operations and cash flows presented herein prior to the merger are those of Sequiam Inc. Sequiam, Inc. was formed on February 1, 2001 to research, develop, produce and market a document management software product.

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


Brekel
Effective July 19, 2002, Sequiam Corporation acquired 94.54% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of Sequiam Corporation common stock, pursuant to a Stock Exchange Agreement and Plan of Organization, dated June 17, 2002 (the "Agreement"). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, the majority shareholder of Brekel returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. Sequiam Corporation plans to acquire the remaining issued and outstanding common shares of Brekel when it obtains authorization from the remaining Brekel shareholders to exchange such shares. The acquisition of Brekel was accounted for as a purchase and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. The excess of the purchase price ($10,946,150) over the estimated fair value of the net assets acquired ($841,966) of $10,104,154 was recorded as a constructive dividend to Brekel shareholders since Sequiam Corporation and Brekel have common majority shareholders. The purchase price was determined based on the 11,522,263 shares issued times the closing stock price of Sequiam Corporation common stock on the date of acquisition of $0.95 per share.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and includes leased equipment that was returned to the manufacturers after the acquisition as described below.

At July 1, 2002

Current and other assets                                             $   530,032
Equipment held for disposal                                              320,824
Property and equipment                                                 3,247,603
Goodwill (Subject to adjustment as described above)                   10,104,154
                                                                     -----------
Total assets acquired                                                  4,098,459
                                                                     -----------
Current liabilities                                                    2,869,583
Long-term debt                                                           376,880
                                                                     -----------
Total liabilities assumed                                              3,246,463
                                                                     -----------
Net assets acquired                                                  $   841,996
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

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint prior to its acquisition by Sequiam Corporation. As a result, $1,873,255 of leased equipment was returned to the manufacturer on August 1, 2002 and the related capital leases of $1,695,474 were written off. The loss on the return of this equipment to the lessor of $177,781 reduced the amount of equipment recorded in the Brekel acquisition.


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


     Recently  Adopted  Accounting  Pronouncements
     ---------------------------------------------
     The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company currently does not have intangible assets or goodwill recorded on its books and therefore does not believe SFAS 141 and SFAS 142 will have a significant impact on its financial position or results of operations.

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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management's plans include the sale of equipment previously acquired from Brekel for its carrying value of approximately $320,000, refocusing all of its efforts on its software products, web development and Internet services and its opportunities with the WOA(see Note 1). Management is also presently seeking new financing in the form of a private placement of common or preferred stock or some combination thereof. Once Sequiam Corporation has secured financing; it will fund the continuing product development and marketing of the Company's products.

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


Effective July 19, 2002, Sequiam Corporation acquired 94.22% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of Sequiam Corporation common stock, pursuant to a Stock Exchange Agreement and Plan of Organization, dated June 17, 2002 (the "Agreement"). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, the majority shareholder of Brekel returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. Sequiam Corporation plans to acquire the remaining issued and outstanding common shares of Brekel when it obtains authorization from the remaining Brekel shareholders to exchange such shares. The acquisition of Brekel was accounted for as a purchase and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. The excess of the purchase price ($10,946,150) over the estimated fair value of the assets acquired ($841,996) of $10,104,154 was recorded as a constructive dividend to Brekel shareholders since Sequiam Corporation and Brekel have common majority shareholders. The purchase price was determined based on the 11,522,263 shares issued times the closing stock price of Sequiam Corporation common stock on the date of acquisition of $0.95 per share.

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

The following table summarizes the Company's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

                             Lease
                             -----
Year             Rentals     Debt Maturities
----------  ---------------  ---------------

2003        $       115,600  $             -
2004                117,334           31,439
2005                120,854           61,405
2006                124,480           65,193
2007                128,214           69,214
Thereafter          203,147          192,291
            ---------------  ---------------
            $       809,629  $       419,542
            ================================

Critical Accounting Policies and Estimates
------------------------------------------


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