Form 10KSB
period 2002-12-31
SEQUIAM CORP
filed 2003-03-28
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                        Commission file number 333-45678

                               SEQUIAM CORPORATION
                 (Name of small business issuer in its charter)

               California                                 3-0875030
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                  300 SUNPORT LANE, ORLANDO, FLORIDA        32809
             (Address of principal executive offices)     (Zip Code)

                    Issuers telephone number  (407) 541-0773

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act:  Common
                                                                         Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [x]

Issuer's revenues for its most recent fiscal year:  $358,470.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 7, 2003, was approximately $36,469,000 based upon the closing price of the Registrant's Common Stock on such date.

There  were  36,107,747  shares of Common Stock outstanding as of March 7, 2003.

Documents  incorporated  by  reference.

Transitional  Small  Business  Disclosure  Format (Check one): Yes     ; No   X
                                                                   ----     ----

                                     SEQUIAM CORPORATION
                                         Form 10-KSB


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 1. Description of Business.. . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 2. Description of Property.. . . . . . . . . . . . . . . . . . . . . . . . . . .   8
   Item 3. Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
   Item 4. Submission of Matters to a Vote of Security Holders.. . . . . . . . . . . . .   9
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
   Item 5. Market for Common Equity and Related Stockholder Matters. . . . . . . . . . .  10
   Item 7. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 8. Changes In and Disagreements With Accountants on Accounting and Financial
   Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With
   Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . .  18
   Item 10. Executive Compensation.. . . . . . . . . . . . . . . . . . . . . . . . . . .  19
   Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
   Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
   Item 12. Certain Relationships and Related Transactions.. . . . . . . . . . . . . . .  20
   Item 13. Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . . . . . .  21
   Item 14. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . .  23
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                     PART I

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

Through our wholly owned subsidiaries, Sequiam Software, Inc. and Sequiam Communications, Inc., we develop, market, and support a portfolio of Internet and print enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, we provide application service provider ("ASP") hosting of Internet-enabled solutions, Internet service provider ("ISP"), Internet access and hosting, consulting, application integration, and custom web development and software development services. We perform ASP and ISP hosting using our software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

DEVELOPMENT  OF  THE  BUSINESS

Three principal shareholders, Nicholas VandenBrekel, Mark Mroczkowski and James Rooney, formed Sequiam, Inc. on January 23, 2001, to research, develop, produce and market a document management software product. From its inception until April 1, 2002, Sequiam Inc.'s sole business activity was the development of its software product, Sequiam DMS.

Effective April 1, 2002, our wholly-owned subsidiary, Sequiam Acquisitions, Inc., merged with Sequiam, Inc. and Sequiam Acquisitions, Inc. survived the merger. We changed Sequiam Acquisitions, Inc.'s name to Sequiam Software, Inc.
on May 1, 2002. The merger transaction was accounted for as a purchase of Sequiam Corporation by Sequiam, Inc. (a reverse acquisition in which Sequiam,

Inc. is considered the acquirer for accounting purposes), since the shareholders of Sequiam, Inc. obtained a majority of the voting rights of Sequiam Corporation as a result of the transaction. Pursuant to the merger agreement, we issued 20,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of Sequiam, Inc., consisting of 20,000,000 shares. Additionally, pursuant to the merger agreement, 500,000 shares of our common stock were returned to treasury and cancelled. The merger was accounted for as a recapitalization of Sequiam Corporation, and the results of operations and cash flows presented herein prior to the merger are those of Sequiam, Inc.

MERGER  WITH  BREKEL  GROUP,  INC.

Effective July 19, 2002, we acquired 94.54% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of our common stock, pursuant to a Stock Exchange Agreement and Plan of Reorganization, dated June 17, 2002 (the "Agreement"). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, Nicholas VandenBrekel, the majority shareholder of Brekel, returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. We acquired 630,998 or 4.84% of the remaining issued and outstanding common shares of Brekel on December 16, 2002, pursuant to the Agreement, for a total of 12,153,261 shares or 99.38% of Brekel's issued and outstanding common shares. We accounted for the acquisition of Brekel as a purchase and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. Although for tax purposes the Agreement qualified as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code, for financial reporting purposes the excess of the purchase price ($13,575,193) over the estimated fair value of the net assets acquired ($888,558) of $12,686,635 was accounted for as a constructive dividend to the Brekel shareholders. Goodwill was not recognized on the transaction because we were under common control with Brekel. The purchase price was determined based on the 12,153,261 shares issued times $1.12, the average stock price of Sequiam Corporation common stock on and around June 17, 2002, the date the agreement was signed and agreed to by the majority shareholders. Under the terms of the Agreement, we repurchased and retired one million of our common shares held by Brekel at par value.

We acquired Brekel for its expertise in digital on-demand publishing and printing and the innovations that it brings to our document management, Internet remote print and print on-demand software applications. We also acquired Brekel for its contract with the World Olympians Association ("WOA") and its Internet and ExtraNet expertise and product development gained from that project (see below). On November 14, 2002, we changed Brekel's name to Sequiam
Communications,  Inc.  to  better  represent  its  role  within  our  company.

ACQUISITION OF THE ASSETS OF WMW COMMUNICATIONS, INC.

Effective November 1, 2002, our wholly-owned subsidiary, Sequiam Software, Inc., acquired all of the assets of W.M.W. Communication, Inc., doing business as Access Orlando. The purchase price of $300,000 is to be paid $150,000 in cash and $150,000 in Sequiam common shares valued at the date of closing, February 13, 2003. The cash was paid $55,000 on or before closing, $45,000 on March 5, 2003, and $50,000 is due on May 19, 2003.We allocated $12,000 of the purchase price to computer equipment and $288,000 to the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator ("IRPlicator"). IRP is a software product that allows computer users to print remotely to any printer via the Internet. IRP is highly complementary to DMS, and we are in the process of integrating the two products. Like Sequiam, Access Orlando was engaged in software development, website development, Internet hosting and collocation services, and is also an Internet service provider (ISP).

PRODUCTS

Sequiam  Software,  Inc.
------------------------

Sequiam Software, Inc. ("Software") is focused on the following lines of business:

     SEQUIAM  DMS

Sequiam Document Management Software ("DMS") is the on-line venue for professionals who create, produce or distribute any electronic content. Sequiam DMS makes it easy for customers to share information and collaborate with others on-line. Tools within Sequiam DMS allow users to manipulate, proof, manage, organize and publish digital content whether it's a work in process or a finished project. In addition, Sequiam DMS provides multiple methods of access to secure private storage that is accessible from the public. The Sequiam server can be implemented as either a customer-deployed and managed system or as a system that's completely managed by Sequiam.

     SEQUIAM  IRP

Sequiam Internet Remote Print ("IRP") is a full Internet appliance consisting of a telecommunications-grade high-reliability server, running the Linux operating system with the IRP software pre-installed for easy installation and configuration. Two separate network connections allow users to connect to both the Internet and to their internal network, fully isolating their internal network from the Internet. The system combines the ability to receive documents from any source (clients' application software, print shop specific software, scanners and files) and output them to any output device (printers, clusters of printers, application and document-editing software).

Once a user's permitted employees, customers or affiliates install the Internet Remote Print (IRP) driver, they can print to the user's print shop or any other remote printer from anywhere. IRP allows the user to manage incoming print jobs and provides for easy account reporting. Since the IRP driver is Windows compatible, it works with any MS Office or other Windows program just like any other printer on a Windows 95/98/NT/2000/XP computer. IRP is not a network driver. The IRP system works over the Internet, using a customizable print ticket, so the user's documents can be printed from within the office or out on a remote location.

Internet Remote Print's documents use standard PostScript. This enables any document submitted to the server to be sent to any compatible print or output device. Documents may be sorted and grouped by features in the Java based Print Manager to allow maximum efficiency when printing. Raw print data may be extracted from a printed document for import into existing applications.

     SEQUIAM  IRPLICATOR

Internet Remote Print Duplicator ("IRPlicator") is a software system used to scan documents from a variety of scanning devices and send the scanned documents to the IRP Document Manager. The IRPlicator software runs on any Windows 95, 98, NT, 2000 or XP based PC computer. The IRPlicator software interfaces to the scanning device through the commonly used Twain or ISIS software interface. The IRPlicator software may use the scanning device's User Interface (UI) or in most cases will allow operation of the scanning device without the use of the UI. The IRPlicator software's output is the scanned image data in compatible Level 2 Postscript. The data is a black and white or gray scale image compressed and encoded into the postscript data. The output postscript contains no other formatting commands other than the data itself to allow for commands to be sent to the output device independent of, and not in conflict with, the postscript data.

There are currently 2 versions of the IRPlicator. IRPlicator Print Shop Version uses a custom print spooler to send document data to the IRP Document Manager simultaneously while other documents are continuously being scanned. This high-volume approach is designed for the busy print shop. The IRP Remote Copy software is usually located at a remote location along with the remote scanning device(s). Documents scanned using this version of IRPlicator are sent immediately after scanning from the remote location to the IRP Document Manager.

     ACCESS  ORLANDO

We provide Internet access and web hosting services to more than 700 customers in the Central Florida area using the Access Orlando trade name.

     SEQUIAM  SOFTWARE

We also provide high-end web development and custom software and database development to medium sized businesses, local governments and non-profit organizations under the Sequiam Software brand name. Currently, our custom software is focused on information management.

Sequiam  Communications,  Inc.
------------------------------

Through Sequiam Communications, Inc. ("Communications"), formerly Brekel Group, Inc., we focus on the following lines of business:
One of our primary projects is the development of the Internet site and Extranet for the World Olympian Association (WOA) under its Sequiam Sports brand name in connection with a contract entered into on December 5, 2001. The scope of Extranet is intended to encompass the full digital media program of the WOA, including the delivery of editorial content, on-line membership services, support of WOA sponsor/partner programs and electronic commerce. In connection with that contract, Sequiam Sports is currently implementing the worldwide database for the Official Website of the Community of Olympic Athletes. Under the terms of Communication's contract with the WOA, Sequiam Sports is developing the Extranet at its own cost and expense, and receives 35% of all sponsorship revenues in addition to 35% of any merchandizing sales prices less fixed costs. The WOA, in turn, has committed to provide support in integrating Sequiam Sports' relationship within the Olympic family, including the International

Olympic Committee (IOC), various national Olympic committees (NOCs), official sponsors of the Olympic Games, the IOC and the NOCs, and the WOA membership. As those relationships develop, we expect to invest more resources into the development of Internet solutions for these entities. We expect to begin receiving revenue under this contract in 2003, and we expect to continue to incur expenses related to the development and ongoing maintenance of Extranet through the duration of the contract.

As an extension of the WOA Extranet project, we formed a limited liability company with Pachyderm Press ("Pachyderm"), the Publisher of the "World Olympian" magazine in January 2003. The name of the company is Olympian
Publications, LLC. Beginning in February 2003, Olympian Publications, LLC started publishing the magazine. Pachyderm will provide all editorial content, and we will contribute all sales, marketing and administrative services to the joint venture. Each member owns 50% and profits are split evenly. All magazine content is shared with the WOA website.

Our FirstPublish brand represents a niche in short-run publications. It offered professional and aspiring authors of books and screenplays a web-based, cost-effective alternative to traditional "vanity press." FirstPublish provided several turnkey publishing services in an affordable package of bundled services that enable authors to produce a finished book. Brekel has ceased actively marketing this product in order to devote its efforts and resources more fully to its opportunities with the WOA. We are in discussions with another publisher who is interested in acquiring this product and the trademark from us.

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint prior to its acquisition by Sequiam Corporation.

MARKET  FOR  OUR  PRODUCTS  AND  SERVICES

Our management believes that the market for our products and services includes small, medium and large corporations across all industry segments, non-profit and governmental entities. Regardless of size, all organizations are concerned with improving performance in the management of their documents.

We are targeting our sales primarily to leading suppliers in aerospace, banking, financial services, healthcare, hospitality, insurance, manufacturing, mining, education, the public sector, telecommunications, and transportation.

DISTRIBUTION  OF  OUR  PRODUCTS  AND  SERVICES

Sequiam products and services are just now coming to market after a lengthy development period and, to date, have been sold direct from Sequiam and, prior to its acquisition, Access Orlando. We intend to sell our software products through "Value Added Resellers," distributors and marketing alliances.

Value  Added  Resellers (VARs) - Our VARs are and will be software companies and
------------------------------
print equipment manufacturers and distributors with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label Sequiam products. Our one current VAR offers Sequiam products to a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources. Under the typical agreement between a VAR and Sequiam, the VAR receives the non-exclusive license to sell the software products specified in the agreement and to grant sublicenses for the use of such software to users of the VAR's applications. The license fees a VAR pays are discounted from the license fee charged by the VAR for the use of our software.

Distributors  -  Sequiam  distributors  are  and  will  be  companies  that sell
------------
technology into geographic regions where Sequiam has no physical presence. Currently, we have a distributor in India selling in India and the Middle East. We typically grant to distributors the non-exclusive license to sell the software products specified in the distributor agreement and to grant sublicenses for the use of such software. The fees a distributor pays are discounted from our standard license fee for the use of our software.

Alliance  Partners  -  Sequiam's  are companies that provide both technology and
------------------
management consulting and implementation services, but typically do not actually sell software. Alliance Partners who recommend Sequiam products as a service to their clients, often provide great influence on sales. Alliance Partners maintain no financial relationship with Sequiam in that they do not receive fees in exchange for their recommendations. The Partners benefit from such recommendations because Sequiam will, if the occasion arises, refer management consulting services to them.

Sequiam Associate Partners - We will contract with individuals and organizations
--------------------------
that act as independent contractors working in a self-determined territory on a commission-only basis. Targeted candidates will bring with them a strong background in Sequiam's key markets. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts for the sale of Sequiam's solutions.

We launched our web site (www.sequiam.com) in 2001 to provide customer leads and to promote our products and services over the Internet. Our web site is also used to provide current customers with information on new products and services, product training dates and company-sponsored seminars. Historically, approximately 100% of our annual revenues have been received through direct sales efforts. We plan to expand those efforts through other distribution channels in 2003. We currently do not provide our annual report or periodic SEC filings on our web site and therefore, we do not consider it a central source of information for our investors.

COMPETITION

We are unaware of competitors whose products perform all of the functions performed by Sequiam's products. We compete in the market for integrated document management and Internet remote print software with other software companies whose products are used to image, print and manage documents. Our management believes that our products are competitive due to features such as ease of deployment, low overhead and administration, ease of use, integrated application suite, and appeal to broad user requirements.

Our competition with web site development, web site hosting and document management business focus, is from a variety of small to medium-sized industry "specialists" and "generalists". The aerospace, entertainment and imaging industries have created a number of specialized development and application management companies that focus on "niche" markets.

Our sales and marketing plan is to grow more as a "generalist" provider, crossing-over a variety of markets while providing customized solutions for front & back-end development and managed hosting services. Competitors in this "space" are largely small to mid-sized (6 to 20 staff) companies including; Sales & Marketing Technologies, Xenedev Development Services, Web-Solvers, Digital Planet, Bridgemore Technologies and Atlantic.net. Additionally, dozens of cottage-industry development companies consume a small amount of the market's development and hosting demand.

None of our competitors are pervasive within the marketplace. In fact, former and larger competitors such as Hydrogen Media, In-Hanse, MPI.net and Datapex have undergone varying levels of downsizing if not bankruptcy within the last two years. The demise of these outfits can be largely attributed to customer service, sales deployment and profitability issues. Our growth plan and business operations are different from these former large competitors and current smaller ones because we are committed and dedicated to the central Florida market exclusively.

OUR  CUSTOMERS

Four institutional customers have licensed Sequiam Software products. These include Louisiana State University, Florida State University, Volusia County
Schools and Seminole County Schools. Custom software clients include National In-Store and IBM (in association with KnowledgeMax). Custom web development customers include the World Olympian Association and the Daytona Beach Convention and Visitors Bureau. We provide Internet access and hosting services for over 700 customers. In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a year or more after that order. The additional orders typically have been either custom programming projects or the purchase of new products as these become available. No customer accounted for more than 10% of our revenues during 2002.

INTELLECTUAL  PROPERTY

We have not sought patent protection for any of our products due to the length of the patent application procedure and the necessity to continually develop and improve our software products. However, we have registered "Sequiam" (as trademark) and "FirstPublish" (as trademark) with the U.S. Patent and Trademark Office. Once granted, the trademarks in the U.S. have duration of ten years, with the possibility of renewals for like terms. Contracts under which we license the use and/or sale of our products include confidentiality clauses to protect our products and any information in connection with them as trade secrets.

Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. There can be no assurance that our efforts will provide meaningful protection for our proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate, or disclose our proprietary technology.

SOFTWARE  DEVELOPMENT  ACTIVITIES

In 2001, we incurred a total amount of $80,234 on software development activities, and in 2002, a total of $339,705. None of these costs were borne directly by any customer. We expect to continue to maintain our current level of investment in developmental activities consistent with the fiscal year 2002 expense.

OUR  EMPLOYEES

As of December 31, 2002, we employed 22 people . Two of these employees worked in sales and marketing; twelve provided professional services such as training and general product assistance; three worked in product development; and five provided general administrative services. Nineteen employees are working full-time, and three are part-time employees providing technical support and help lines. No employees are represented by a labor union, and we consider our relations with employees to be good.

DEPENDENCE  ON  KEY  MANAGEMENT  PERSONNEL

We believe that our continued success depends to a significant extent upon the efforts and abilities of its senior management. In particular, the loss of Nicholas VandenBrekel, our President and Chief Executive Officer, Mark Mroczkowski, our Senior Vice President and Chief Financial Officer, or Alan
McGinn, the Chief Technology Officer of Sequiam Software, Inc., could have a material adverse effect on our business.

ITEM 2.   DESCRIPTION  OF  PROPERTY.

Our corporate headquarters are located at 300 Sunport Lane, Orlando, Florida 32809. On July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $680,540 as of December 31, 2002 represents $282,560 of deferred rent and $397,980 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%.

ITEM 3.   LEGAL  PROCEEDINGS.

We are involved in various claims and legal actions incidental to the normal conduct of its business. On or about October 3, 2002, General Electric Capital Corporation ("GE") filed a lawsuit against Brekel Group, Inc. ("Brekel"), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in

Orlando, Florida. GE claims that Brekel owes a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel has returned possession of the copiers to GE, but Brekel disputes the claim for damages. The court has entered no decisions to date. We do not believe that the ultimate resolution of these actions will have a material adverse effect on us based upon the value of the equipment returned to GE.

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel did in March 2001 give proper notice of such termination. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. We dispute these claims and believes them to be without merit.

A competing web-development company has posted an alternative web site for the WOA, claiming such right was granted to it by the WOA. We are seeking to resolve this conflict with the WOA without resort to litigation. This dispute will not affect our publication of the print magazine "World Olympian," but it has the potential to result in the loss of revenue from the WOA web site. We do not believe the loss of such revenue will have a material, adverse effect on our overall business.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

(a) On July 18, 2002, a special meeting of the shareholders of the corporation was held at our main offices in Orlando, Florida.

(b)  The  special  meeting  was called to approve the two following resolutions:

1. To approve the acquisition of Brekel Group, Inc., pursuant to the Share Exchange Agreement and Plan of Reorganization.

2. To approve an amendment to the Bylaws providing for shareholder approval without a meeting.

Both proposals were approved at the meeting, with 19,500,000 (of 24,233,000) votes cast in favor of each proposal, and no votes cast against either proposal.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) On September 11, 2001, our Form SB-2 became effective, and our stock has been quoted on the NASD OTC Bulletin Board since February 8, 2002, and is currently traded under the symbol SQUM. The table below sets forth the OTC market quotations, which reflect inter-dealer prices, retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                   Market Prices
                                                  ----------------
2002                                               High      Low
----                                              -------  -------
First quarter                                     $  3.70  $  2.00
Second quarter                                       3.25     0.66
Third quarter                                        2.01     0.85
Fourth quarter                                       1.87     0.90

As a result of current trading prices, our common stock may be subject to the penny stock rules under the Securities Exchange Act of 1934. Unless an exemption from those rules is available, broker-dealers making a market in the common stock will be required to provide disclosure to their customers on the risks associated with the common stock, its investment suitability for the customer, information on bid and ask prices for the common stock and information about any compensation the broker-dealer will receive for a transaction in the common stock. The application of these rules will likely reduce market-making activities in the common stock by impairing its liquidity.


(b) As of December 31, 2002, there were 127 holders of record of the our common stock. That does not account for the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

(c) We have not paid and, in the foreseeable future, we do not intend to pay any dividends. There are no restrictions that limit the ability to pay dividends on common equity and none that are likely to do so in the future.

(d) There are no securities authorized for issuance under equity compensation plans. We are committed to adopting a qualified employee stock option plan for our employees by June 30, 2003. We are obligated to issue stock options or to pay an equivalent cash bonus to Alan McGinn, our Chief Technology Officer, even if we do not adopt such a plan by June 30, 2003.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  OPERATIONS.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001.
----------------------------------------------------------------------

Our financial statements include revenue from Sequiam, Inc. during 2001 (prior to our acquisition of Sequiam, Inc.) because for accounting purposes, our acquisition of Sequiam, Inc. was treated as a recapitalization of Sequiam Corporation. Our financial statements do not include revenue from Brekel Group, Inc., prior to our acquisition of Brekel Group, Inc. on July 19, 2002, because this acquisition is reported under the purchase-method of accounting.

REVENUES

We derived our revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. During 2003, we intend to also derive revenue from our print publication. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement, software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Revenues related to multiple element arrangements will be allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and professional services. Fair value will be determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting, custom software and web development and other service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue increased to $358,470 for the year ended December 31, 2002 from $-0- for the year ended December 31, 2001.

Software and license fee revenues were unchanged at $-0- for both 2001 and 2002. During fiscal year 2001 and 2002, Sequiam DMS was still under development, and we did not acquire Access Orlando and its IRP and IRPlicator software products until November 2002. We expect to begin generating revenues from the sale of our DMS and IRP software products in the second quarter of 2003.

Other sales for 2002 included consulting, custom software services and web development services totaling $205,000; maintenance agreements in connection with the sale and licensing of software products, sold by WMW prior to Sequiam's purchase of the software on November 1, 2002, of $5,200; and Internet access and web-hosting services totaling $148,270. All of the foregoing were 100% increases over 2001 revenues of $-0-, and most of the revenue was earned in the second and fourth quarters as a result of our business and product development efforts expended in the prior quarters.

OPERATING  EXPENSES

Operating expenses increased by $1,037,547 (142%), from $729,496 for the year ended December 31, 2001 to $1,767,043 for the year ended December 31, 2002. This increase is explained below.

Selling, general and administrative expenses increased $827,534 (161%) from $511,969 in 2001 to $1,339,503 in 2002. We increased our selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, office rent, computer maintenance and supplies, professional services such as legal and accounting fees, and corporate travel expenses as a result of expanding our operations, our merger with Sequiam

Corporation and our acquisitions of Brekel Group and Access Orlando. We also increased expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products and introduced web development, web hosting and Internet access services.

Software and web development costs increased $88,992 (43%) from $205,831 in 2001 to $294,823 in 2002, due to the expansion of the development staff from three in 2001 to twelve in 2002. This expansion of staff was needed to expand our products and services and to keep pace with new industry developments and the continued need to improve features and functionality of the Sequiam products.

DEPRECIATION  EXPENSE

Depreciation expense increased by $121,022, from $11,696 in 2001 to $132,718 in 2002, as a result of depreciation on assets acquired from Brekel.

INTEREST  EXPENSE

Interest expense increased by $20,549, from $1,192 in 2001 to $21,741 in 2002, as a result of an increase in loans from shareholders and a note payable related to leasehold improvements acquired from Brekel Group in July 2002.

NET  LOSSES

Sequiam Corporation incurred net losses of $1,441,292 and $730,688 for the years ended December 31, 2002 and 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents increased to $85,922 as of December 31, 2002 from $-0-as of December 31, 2001. Net cash used in operating activities was $278,211 for the year ended December 31, 2002, as a result of the net loss during the period of $1,441,292 and decreases in accrued expenses of $189,768, which was partially offset by increases in accounts payable and accrued shareholder salaries totaling $702,782 and non-cash expenses and losses totaling $580,044. Net cash provided by investing activities was $29,098 for the year ended December 31, 2002, primarily due to proceeds from the sale of equipment of $103,351 offset by software development costs of $51,705 for the Sequiam DMS product.

Net cash provided by financing activities was $335,035 for the year ended December 31, 2002. Proceeds from shareholder loans accounted for $669,500 and were offset by repayments of shareholder loans of $321,000. Sequiam Software, Inc. also collected a stock subscription receivable in the amount of $2,000. During the year ended December 31, 2002, we repaid $14,465 of an existing note payable. Additionally, we repurchased one million shares of its common stock for $1,000 under the terms of the Brekel acquisition agreement.

On July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $680,540 as of December 31, 2002 represents $282,560 of deferred rent and $397,980 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%.

Rental expense for the year ended December 31, 2002 was $376,118 and $27,069 for the period from inception through December 31, 2001. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

Year                                                       Rentals   Maturities
----                                                       --------  -----------
2003                                                       $115,600  $         0
2004                                                        117,334       50,997
2005                                                        120,854       99,606
2006                                                        124,480      105,749
2007                                                        128,214      112,272
Thereafter                                                  339,169      311,916
                                                           --------  -----------
                                                           $945,651  $   680,540
                                                           ========  ===========

During the year ended December 31, 2002, we incurred a net loss of $1,441,292 and used $278,211 of cash in operating activities. As of December 31, 2002, we had an accumulated deficit of $2,194,213, total stockholders' deficit of $1,223,073, and negative working capital of $2,345,670.

On February 6, 2003, we sold an aggregate of 266,667 shares of our common stock to one accredited investor at a price of $0.75 per share for proceeds of $200,000. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

On March 7, 2003, we closed a private equity financing with La Jolla Cove Investors, Inc. of San Diego, California. The terms of the financing are summarized below, and a copy of the loan documents is included as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on March 12, 2003.

We entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (the "Investor"), dated March 5, 2003, pursuant to which we delivered to Investor an 8% Convertible Debenture in the amount of $300,000, convertible into our common stock, and a Warrant to Purchase Common Stock that permits the Investor to purchase up to ten times the number of shares of stock issued upon conversion of the debenture, for a maximum price of $9,000,000. At closing of this financing on March 7, 2003, we received $150,000 of the principal amount of the debenture, less Investor's attorney fees of $2,500.

Under the terms of the debenture, warrant and related documents, the conversion price is the lesser of $0.50 per share or 80% of market value ("Discount Multiplier"), but the company has the option of prepaying any portion of the debenture prior to conversion if the conversion price is equal to or less than $0.50. The Investor may convert a maximum of 10% of the principal into our common stock during any month.

The Investor also received warrants to purchase up to 10 times the number of shares of our common stock issued upon conversion of the debenture, at an exercise price of the lesser of 80% of market value or $1.50 per share, but in no event less than $0.50. These warrants could raise up to an additional $9 million for the company if exercised. As of the date of filing this report, Investor had not converted any portion of the debenture, and no shares of our common stock have been issued. The total number of shares of common stock to be issued to the Investor depends upon the market price of stock at the time the debenture is converted.

We are obligated to register the sale of the underlying common stock to be issued upon conversion of the debenture and the exercise of the warrant. Upon the effective date of the registration, we will receive the balance of the principal amount of the debenture, $150,000. Following the effectiveness of such registration statement, we have the right to cause the Investor to convert up to 5% of the debenture and exercise the related warrants (10 times the number of shares of common stock), per month.

We have agreed not to pay any accrued salaries or shareholder loans that are presently outstanding until after the Convertible Debenture is paid in full, except to the extent that any such accrued salaries or shareholder loans are used to perform obligations under the Put and Call Agreement between Nick VandenBrekel, Mark Mroczkowski and the Investor, or unless we can pay them out of the proceeds of any additional financing we might obtain.

In the event the Registration Statement has not been filed with the SEC by the Deadline then the Discount Multiplier shall decrease by three percentage points (3%) for each month or partial month occurring after the Deadline that the Registration Statement is not filed.

We will need additional capital to continue operations during the next twelve months. Our management is undertaking several initiatives to address our liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and other revenue sources; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) continued efforts to obtain additional debt and/or equity financing and; (4) continued efforts to reduce operating costs. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management has determined that the allowance for doubtful accounts is adequate at December 21, 2002.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, effective for the fiscal years beginning after June 15, 2002. This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 also requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We do not expect SFAS 143 to have a material impact on our financial condition and results of operations.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1,
2003. SFAS 146 provides than an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. We do not expect SFAS 146 to have a material impact on our financial condition and results of operations.

ITEM 7.   FINANCIAL STATEMENTS




SEQUIAM  CORPORATION  AND  SUBSIDIARIES

CONSOLIDATED  FINANCIAL  STATEMENTS

For the years ended December 31, 2002 and 2001

                      SEQUIAM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  For the year ended December 31, 2002 and the

       period from inception (January 23, 2001) through December 31, 2001



                                    CONTENTS


Report of Independent Certified Public Accountants . . . . . . . .  F-2

Consolidated Financial Statements:
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
Statements of Operations . . . . . . . . . . . . . . . . . . . . .  F-4
Statements of Shareholders' Deficit. . . . . . . . . . . . . . . .  F-5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . .  F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Sequiam  Corporation

We have audited the accompanying consolidated balance sheets of Sequiam Corporation (formerly known as Wedge Net Experts, Inc.) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2002 and the period from January 23, 2001 (date of inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequiam Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from January 23, 2001 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Gallogly, Fernandez & Riley, LLP
Orlando, Florida
February 21, 2003, except for Note 8 as to which the date is March 7, 2003

                            Sequiam Corporation and Subsidiaries

                                Consolidated Balance Sheets


                                                                          December 31,
                                                                   ------------------------
                                                                       2002         2001
                                                                   ------------  ----------
ASSETS:
Current assets
     Cash                                                          $    85,922   $       -
     Receivables, net of allowance for bad debts of $5,000 and $0       41,141           -
     Equipment held for sale                                           177,080           -
                                                                   ------------------------
Total current assets                                                   304,143           -
                                                                   ------------------------

Property and equipment, net                                          1,375,398      69,796
Software development costs                                             131,939      80,234
Acquired software                                                      288,000           -
Deposits and other assets                                                7,800           -
                                                                   ------------------------
Total assets                                                       $ 2,107,280   $ 150,030
                                                                   ========================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Amount due for acquisition                                       $   288,457   $       -
  Accounts payable                                                     646,331           -
  Accrued expenses                                                      64,783           -
  Loans from shareholders                                              795,450     627,718
  Accrued shareholders' salaries                                       854,792     253,000
                                                                   ------------------------
Total current liabilities                                            2,649,813     880,718
                                                                   ------------------------

Long-term debt                                                         680,540           -
                                                                   ------------------------
Total liabilities                                                    3,330,353     880,718
                                                                   ------------------------

Commitments and contingencies

Shareholders' deficit:
  Preferred shares, par value $.001;
   50,000,000 shares authorized; none issued                                 -
  Common shares, par value $.001;
   100,000,000 shares authorized; 35,462,609
   and 24,233,000 shares issued and outstanding                         35,463      24,233
  Additional paid-in capital                                           935,677           -
  Stock subscriptions receivable                                             -      (2,000)
  Accumulated deficit                                               (2,194,213)   (752,921)
                                                                   ------------------------
Total shareholders' deficit                                         (1,223,073)   (730,688)
                                                                   ------------------------
Total liabilities and shareholders' deficit                        $ 2,107,280   $ 150,030
                                                                   ========================

See accompanying notes to consolidated financial statements

                           Sequiam Corporation and Subsidiaries

                           Consolidated Statements of Operations


                                                                             Period from
                                                                              inception
                                                                            (January 23,
                                                             Year ended     2001) through
                                                            December 31,    December 31,
                                                                2002            2001
                                                           --------------  ---------------
Net sales                                                  $     358,470   $            -

Costs and expenses:
  Selling, general and administrative                          1,339,503          511,969
  Software and web development costs                             294,823          205,831
  Depreciation                                                   132,718           11,696
                                                           -------------------------------
                                                               1,767,044          729,496
                                                           -------------------------------
Loss from operations                                          (1,408,574)        (729,496)

Loss on sale of equipment                                        (10,977)               -
Interest expense                                                 (21,741)          (1,192)
                                                           -------------------------------
Net loss                                                   $  (1,441,292)  $     (730,688)
                                                           ===============================

Net loss per common share:
   Basic and diluted                                       $       (0.05)  $        (0.04)

Shares used in computation of net loss per common share -
   Basic and diluted                                          29,350,902       20,000,000

See accompanying notes to consolidated financial statements

                                          Sequiam  Corporation  and  Subsidiaries
                                      Consolidated Statements of Shareholders' Deficit
                                            Year Ended December 31, 2002 and the
                             Period from inception (January 23, 2001) through December 31, 2001



                                             Common Shares
                                        ----------------------   Additional        Stock
                                           Shares       Par        Paid-in      Subscription    Accumulated
                                        Outstanding    Value       Capital       Receivable       Deficit         Total
                                        -----------------------------------------------------------------------------------

Balance at December 31, 2001, as
previously reported                       4,733,000   $ 4,733   $    123,007   $           -   $   (127,740)  $          -
Recapitalization                         19,500,000    19,500       (123,007)         (2,000)      (625,181)      (730,688)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 2001, as
restated                                 24,233,000    24,233              -          (2,000)      (752,921)      (730,688)
Correction of shares from
recapitalization                             17,000        17            (17)              -              -              -
Payment of stock Subscription
receivable                                        -         -              -           2,000              -          2,000
Common stock issued for acquisition of
Brekel on July 19, 2002                  12,153,261    12,153     13,563,040               -              -     13,575,193
Constructive dividend to Brekel
shareholders                                      -         -    (12,686,635)              -              -    (12,686,635)
Repurchase and retirement of shares      (1,000,000)   (1,000)             -               -              -         (1,000)
Common stock issued for services             59,348        60         59,289               -              -         59,349
Net loss                                          -         -              -               -     (1,441,292)    (1,441,292)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 2002             35,462,609   $35,463   $    935,677   $           -   $ (2,194,213)  $ (1,223,073)
                                        ===================================================================================

See accompanying notes to consolidated financial statements

                       Sequiam Corporation and Subsidiaries

                       Consolidated Statements of Cash Flows


                                                                     Period from
                                                                      inception
                                                                    (January 23,
                                                     Year ended     2001) through
                                                    December 31,    December 31,
                                                        2002            2001
                                                   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $  (1,441,292)  $     (730,688)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation                                             132,718           11,696
Operating disbursements paid by related party             89,440          465,992
Issuance of common stock in exchange for services         59,349                -
Issuance of note payable for rents                       282,560                -
Loss on sale of assets                                    10,977                -
Provision for bad debts                                    5,000                -
Decrease in accounts receivable                           67,308                -
Decrease in other assets                                   2,625                -
Increase in accounts payable                             100,990                -
Increase in accrued shareholders salaries                601,792          253,000
Decrease in other accrued expenses                      (189,678)               -
                                                   -------------------------------
Net cash used for operating activities                  (278,211)               -
                                                   -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases                                      (11,005)               -
Proceeds from sale of equipment                          103,351                -
Payment for acquisition                                  (11,543)               -
Software development costs capitalized                   (51,705)               -
                                                   -------------------------------
Net cash provided by investing activities                 29,098                -
                                                   -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans                          669,500                -
Payments on shareholder loans                           (321,000)               -
Payment of stock subscription receivable                   2,000                -
Repayment of notes payable                               (14,465)               -
Repurchase common shares                                  (1,000)
                                                   -------------------------------
Net cash provided by financing activities                335,035                -
                                                   -------------------------------
Increase in cash                                          85,922                -
Cash, beginning of period                                      -                -
                                                   -------------------------------
Cash, end of period                                $      85,922   $            -
                                                   ===============================

See accompanying notes to consolidated financial statements

                      Sequiam Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                 For the years ended December 31, 2002 and 2001

1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Sequiam Corporation ("Sequiam" or the "Company") through its wholly owned subsidiaries, Sequiam Software, Inc. and Sequiam Communications, Inc., develops, markets, and supports a portfolio of Internet and print enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled solutions, Internet service provider ("ISP") including Internet access and hosting, consulting, application integration, and custom web development and software development services. ASP and ISP hosting is performed using the Company's software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

Effective April 1, 2002, Sequiam Corporation (f/k/a Wedge Net Experts, Inc.), through its wholly owned subsidiary, Sequiam Acquisitions, Inc., merged with Sequiam, Inc. and Sequiam Acquisitions, Inc. survived the merger. Sequiam
Acquisitions, Inc. changed its name to Sequiam Software, Inc. on May 1, 2002. Pursuant to the merger agreement, Sequiam Corporation issued 20,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of the Company, consisting of 20,000,000 shares. Additionally, pursuant to the merger agreement, 500,000 shares of Sequiam Corporation's common stock were returned to treasury and cancelled. As a result, the former shareholders of the Company obtained 82.53% of the voting rights of Sequiam Corporation. The transaction was accounted for as a recapitalization of Sequiam Corporation and the results of operations and cash flows presented herein prior to the merger are those of Sequiam, Inc. Sequiam, Inc. was incorporated in Delaware on January 23, 2001 (date of inception) to research, develop, produce and market a document management software product.

Since inception, the Company's primary activities have consisted of research and development, and software production activities. Accordingly, the Company had not generated any significant revenues, and the Company was considered a development stage company at December 31, 2001. During 2002, the Company acquired the Brekel Group, Inc. and Access Orlando and began offering web development, Internet and web hosting and custom software development, while continuing its software development activities.

GOING CONCERN AND MANAGEMENTS' PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Sequiam has accumulated significant operating losses, a working capital deficit and produced minimal revenues since inception. Subsequent to December 31, 2002 and as further described in Note 8, the Company obtained financing from La Jolla Cove Investors, Inc. (the "Investor") as well as additional financing from the sale of its common stock. In addition, the Company has begun to generate revenues on a consistent basis.

With the proceeds expected to be received from the Investor, the Company will fund continuing product development and the marketing of the products developed by the Company. The company will also actively seek new acquisitions of proven products and technologies. Management plans to continue to seek additional financing in the form of a private placement of common and preferred stock, debt or some combination thereof to supplement its financing arrangement with the Investor.

With the proceeds from the financings described above along with the expected increase in revenues from the sale of the Company's existing products and services, the Company believes there will be sufficient working capital during the next 12 months to support operations during that period. The Company's ability to continue as a going concern remains dependent upon its ability to meet the requirements of its financing agreement with the Investor and execute its business plan.

MERGER  WITH  BREKEL  GROUP,  INC.

Effective July 19, 2002 ("date of acquisition"), Sequiam Corporation acquired 94.54% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of Sequiam Corporation common stock, pursuant to a Stock Exchange Agreement and Plan of Organization, dated June 17, 2002 (the "Agreement"). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, the majority shareholder of Brekel returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. Sequiam Corporation acquired 630,998 or 4.84% of the remaining issued and outstanding common shares of Brekel on December 16, 2002 for a total of 12,153,261 shares or 99.38% of Brekel's issued and outstanding common shares. The acquisition of Brekel was accounted for as a purchase and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. The excess of the purchase price ($13,575,193) over the estimated fair value of the net assets acquired ($888,558) of $12,686,635 was accounted for as a constructive dividend to the Brekel shareholders. Goodwill was not recognized on the transaction because Sequiam and Brekel were under common control. The purchase was determined based on the 12,153,261 shares issued times $1.12, the average closing stock price of Sequiam Corporation common stock on and around June 17, 2002, the date the agreement was signed and agreed to by the majority shareholders. Under the terms of the agreement, Sequiam repurchased and retired one million of its common shares from Brekel at par value.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current and other assets                          $  520,032
Equipment held for disposal                          268,456
Equipment under capital leases held for disposal   1,656,009
Property and equipment                             1,643,962
                                                  ----------
Total assets acquired                              4,088,459
                                                  ----------
Current liabilities                                2,869,583
Long-term debt                                       330,318
                                                  ----------
Total liabilities assumed                          3,199,901
                                                  ----------
Net assets acquired                               $  888,558
                                                  ==========

Sequiam acquired Brekel for its expertise in digital on-demand publishing and printing and the innovations that it brings to our document management Internet remote print and print on-demand software applications. Sequiam also acquired Brekel for its contract with the World Olympians Association ("WOA") and its Internet and ExtraNet expertise and product development gained from that project. On November 14, 2002 Sequiam changed Brekel's name to Sequiam Communications, Inc. to better represent its role within the Sequiam group.

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint prior to its acquisition by Sequiam Corporation. As a result $1,885,936 of equipment was returned to the manufacturer on August 1, 2002 and the related capital leases of $1,656,009 were written off. The loss on the return of this equipment to the lessor of $229,927 reduced equipment under capital leases held for disposal in the Brekel acquisition.

ACQUISITION  OF  THE  ASSETS  OF  ACCESS  ORLANDO

Effective November 1, 2002 Sequiam Software, Inc., acquired all of the assets of W.M.W. Communication, Inc., doing business as Access Orlando. The purchase price of $300,000 is to be paid $150,000 in cash and $150,000 in Sequiam common shares valued at the date of closing, of February 13, 2003. The cash was paid $55,000 on or before closing ($11,542 prior to December 31, 2002) and installments of $45,000 and $50,000 are due fifteen and ninety days after the February 13, 2003 closing date. At December 31, 2002, $288,457 was due to Access Orlando in connection with this acquisition and was recorded as a current liability in the accompanying balance sheet. The acquisition was accounted for as a purchase and the purchase price was allocated $12,000 to computer equipment and $288,000 to the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator ("IRPlicator"). IRP is a software product that allows computer users to print remotely to any printer via the Internet.
Sequiam acquired Access Orlando because IRP is highly complementary to DMS and we are in the process of integrating the two products. Like Sequiam, Access Orlando was engaged in software development, website development, Internet hosting and collocation services, and is also an Internet service provider
(ISP).

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

SOFTWARE  DEVELOPMENT  COSTS

Costs incurred to establish technological feasibility of computer software products are research and development costs and are charged to expense as incurred. Costs of producing product masters subsequent to technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to the customers. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the products or the gross revenue ratio method, whichever results in the greater amount of amortization. No amortization was recorded for the period from inception (January 23, 2001) through December 31, 2002 as no software had yet been released to customers and no revenue had been earned.

ACQUIRED  SOFTWARE

In connection with the acquisition of Access Orlando, the Company acquired Internet Remote Print software that was assigned a value of $288,000 representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired software is being amortized over its expected useful life of five years.

REVENUE  RECOGNITION

The Company derives revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. As of December 31, 2002, the Company has not yet generated revenues from the sale or licensing of software products. Software license revenue will be recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are deemed reasonably estimable. Revenues related to multiple element arrangements will be allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and professional services. Fair value will be determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting, custom software and web development services are recognized when services are performed. Internet access and web hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from the customers in advance of amounts earned will be deferred and recorded as a liability.

INCOME  TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NET  LOSS  PER  COMMON  SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of December 31, 2002, the Company had no potentially dilutive common shares.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable, accrued expenses and loans from shareholders. The fair value of the Company's long-term debt is established based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS

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

2.  PROPERTY  AND  EQUIPMENT

Property and equipment consist of the following at December 31:

                                        2002       2001
                                     ----------  ---------
      Leasehold improvements         $1,126,769  $      -
      Office furniture and fixtures     395,398    40,748
      Computer equipment                127,294    21,112
      Purchased software                192,213    19,632
                                     ---------------------
                                      1,841,674    81,492
      Less accumulated depreciation     466,276   (11,696)
                                     ---------------------
                                     $1,375,398  $ 69,796
                                     =====================

3.   LOANS  FROM  SHAREHOLDERS

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Communications, Inc. (formerly Brekel Group, Inc.) $50,000. Interest is payable at 6%. As of December 31, 2002, the balance due under this loan was $50,000 together with accrued interest of $2,750.

Nicholas VandenBrekel, the President and Chief Executive Officer of Sequiam and shareholder of the Company, has advanced money to Sequiam Corporation and Sequiam Software, Inc. under demand notes. At December 31, 2002, Sequiam owed approximately $670,450 on these notes, including accrued interest of approximately $5,324. The term notes bear interest at 2% per annum and are due on demand.

A shareholder not employed by the Company advanced $75,000 to the Brekel Group, Inc. on March 1, 2002. The terms of the demand note include interest payable at 6% and a right to convert the note at $1.00 per share. Accrued interest at December 31, 2002 was $3,750.

Included in accounts payable and accrued expenses at December 31, 2002 are un-reimbursed business expenses of $26,084 and $17,826 owed to Nicholas
VandenBrekel  and  Mark  Mroczkowski,  respectively.

From the date of inception (January 23, 2001) through April 30, 2002, The Brekel Group, Inc., made short-term advances to the Company through the payment of all of the Company's operating and investing expenses. There were no specified repayment terms and the advances were non-interest bearing. As of December 31, 2001, amounts due to Brekel amounted to $627,718. All amounts due to Brekel were eliminated upon the Company's acquisition of Brekel effective July 19, 2002 (see Note 1).

4.   INCOME  TAXES

We have estimated net operating loss carryforwards ("NOLs")for federal income tax purposes of approximately $9,057,000 at December 31, 2002.These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2020 through 2022. However, as a result of certain acquisitions, the use of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code. Treasury Regulation 1.1502-21 regarding separate return limitation years may further limit these NOLs.

The following is a reconciliation of income taxes at the federal statutory rate of 34% to the provision for income taxes as reported in the accompanying consolidated statement of operations:

                                                                                Period from
                                                                                 inception
                                                                               (January 23,
                                                                 Year ended    2001) through
                                                                  December     December 31,
                                                                  31, 2002         2001
                                                                ------------  ---------------
Income tax benefit computed at the federal statutory rate       $  (490,100)  $     (248,500)
Deferred tax asset acquired                                      (2,631,600)               -
State income tax benefit, net of federal benefit                   (333,200)         (26,500)
Increase in valuation allowance                                   3,454,900          275,000
                                                                -----------------------------
Income tax expense (benefit)                                    $         -   $            -
                                                                =============================

The components of the deferred income tax asset and liability are as follows at December 31,

Deferred tax assets:                                                   2002             2001
                                                                -----------------------------
Accrued shareholder salaries                                    $   321,700   $       95,300
Net operating loss carryforward                                   3,408,200          179,700
Valuation allowance                                              (3,729,900)        (275,000)
Net deferred tax assets                                         $         -   $            -
                                                                =============================

Valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established a valuation allowance in the amount of $3,729,900 against its net deferred tax assets at December 31, 2002. The valuation allowance increased $3,454,900 and $275,000 during the year ended December 31, 2002 and period from inception through December 31, 2001, respectively.

5.   LONG-TERM  DEBT  AND  LEASE  COMMITMENT

On July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the forbearance agreement, the Company makes monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, the Company executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $680,540 as of December 31, 2002 represents $282,560 of deferred rent and $397,980 of tenant improvements. Payments on the note commence July 1, 2004 and are amortized through June 1, 2010 with interest at 6%.

Rental expense for the year ended December 31, 2002 was $376,118 and $27,069 for the period from inception through December 31, 2001. The minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:


Year                                                    Rentals   Maturities
----------                                              --------  -----------
2003                                                    $115,600  $         0
2004                                                     117,334       50,997
2005                                                     120,854       99,606
2006                                                     124,480      105,749
2007                                                     128,214      112,272
Thereafter                                               339,169      311,916
                                                        ---------------------
                                                        $945,651  $   680,540
                                                        =====================

6.   COMMITMENTS  AND  CONTINGENCIES

On October 1, 2002, the Companies Chief Executive Officer and Chief Financial Officer entered into amended and restated employment agreements with Sequiam Corporations and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, then these contracts will be deemed terminated and compensation of $5 million is payable at termination and $1 million annually for five years subsequent to termination will be due and payable to each Employee.

The Company is involved in various claims and legal actions incidental to the normal conduct of its business. On or about October 3, 2002, General Electric Capital Corporation ("GE") filed a lawsuit against Brekel Group, Inc. ("Brekel"), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claims that Brekel owes a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel has returned possession of the copiers to GE, but Brekel disputes the claim for damages. The court has entered no decisions to date. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company based upon the value of the equipment returned to GE.

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel did in March 2001 give proper notice of such termination. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. The Company disputes these claims and believes them to be without merit.

A competing web-development company has posted an alternative web site for the WOA, claiming such right was granted to it by the WOA. We are seeking to resolve this conflict with the WOA without resort to litigation. This dispute will not affect our publication of the print magazine "World Olympian," but it has the potential to result in the loss of revenue from the WOA web site. We do not believe the loss of such revenue will have a material, adverse effect on our overall business.

7.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                                                             Period from
                                                                                              inception
                                                                                             (January 23,
                                                                              Year ended    2001) through
                                                                             December 31,    December 31,
                                                                                 2002            2001
                                                                             -------------  --------------
Supplemental cash flow information:
----------------------------------
Cash paid for interest                                                              11,563               -

Non-cash investing and financing activities:
-------------------------------------------
Disbursements paid by related party for operating and investing activities   $      89,440  $      627,718
Subscription receivable for common shares                                                -  $        2,000
Common shares issued for acquisition of Brekel Group, Inc.                   $  13,575,193               -
Net assets acquired from Brekel (see Note 1)                                 $     888,558               -
Return of leased equipment and capital lease obligation                      $   1,656,009               -
Amount due for assets acquired from Access Orlando (see Note 1)              $     288,457               -

8.   SUBSEQUENT  EVENTS

Sequiam  entered  into  a  Securities  Purchase  Agreement  with  La  Jolla Cove
Investors,  Inc.  (the  "Investor"),  dated March 5, 2003, pursuant to which the
Company delivered to Investor an 8% Convertible Debenture in the amount of $300,000, convertible into its common stock, and a Warrant to Purchase Common Stock that permits the Investor to purchase up to ten times the number of shares of stock issued upon conversion of the debenture, for a maximum price of $9,000,000. At closing of this financing on March 7, 2003, the Company received $150,000 of the principal amount of the debenture, less Investor's attorney fees of $2,500.

Under the terms of the debenture, warrant and related documents, the conversion price is the lesser of $0.50 per share or 80% of market value ("Discount Multiplier"), but the company has the option of prepaying any portion of the debenture prior to conversion if the conversion price is equal to or less than $0.50. The Investor may convert a maximum of 10% of the principal into our common stock during any month.

The Investor also received warrants to purchase up to 10 times the number of shares of our common stock issued upon conversion of the debenture, at an exercise price of the lesser of 80% of market value or $1.50 per share, but in no event less than $0.50. These warrants could raise up to an additional $9 million for the company if exercised. As of the date of filing this report, Investor had not converted any portion of the debenture, and no shares of common stock have been issued. The total number of shares of common stock to be issued to the Investor depends upon the market price of stock at the time the debenture is converted.

Sequiam is obligated to register the sale of the underlying common stock to be issued upon conversion of the debenture and the exercise of the warrant. Upon the effective date of the registration, we will receive the balance of the principal amount of the debenture, $150,000. Following the effectiveness of such registration statement, we have the right to cause the Investor to convert up to 5% of the debenture and exercise the related warrants (10 times the number of shares of common stock), per month.

The Company agrees that it will not pay any accrued salaries or shareholder loans that are presently outstanding until after the Convertible Debenture is paid in full, except to the extent that any such accrued salaries or shareholder loans are used to perform obligations under the Put and Call Agreement between Nick VandenBrekel, Mark Mroczkowski and the Investor or are paid out of the proceeds of additional financing obtained by the Company.

In the event the Registration Statement has not been filed with the SEC by the deadline imposed by the Investor then the Discount Multiplier shall decrease by three percentage points (3%) for each month or partial month occurring after the deadline that the Registration Statement is not filed.

On February 6, 2003, we sold an aggregate of 266,667 shares of our common stock to one accredited investor at a price of $0.75 per share for proceeds of $200,000. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a) Effective as of June 12, 2002, we terminated the services of our principal independent public accountants, Cordovano and Harvey, P.C., 201 Steele Street, Suite 300, Denver, Colorado 80206 (the "Former Accountant").

i.  We  dismissed  the  Former  Accountant.

ii. No adverse opinion or disclaimer of opinion was made during the past two years by the Former Accountant, and no opinion of the Former Accountant was qualified or modified as to uncertainty, audit scope or accounting principals.

iii.  The  change  in  auditors  was  recommended  by  our  Board  of Directors.

iv. During the two most recent fiscal years and the interim period preceding such dismissal, we are not aware of any disagreements with the Former Accountant on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Accountant, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report.

v. We are not aware of any reportable events that have occurred during the two most recent fiscal years and the interim period preceding the dismissal of the Former Accountant.

b) Effective as of June 12, 2002, we engaged the accounting firm of Gallogly, Fernandez & Riley, LLP, 201 S. Orange Avenue, Suite 950, Orlando, Florida 32801 (the "New Accountant") as our new independent public accountants. We have not consulted with the New Accountant during the two most recent fiscal years ended December 31, 2001 and 2000 or during the subsequent interim reporting period from the last audit date of December 31, 2001, through and including the termination date of June 12, 2002 on either the application of accounting principles or type of opinion the New Accountant might issue on our financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each person who currently serves as a director and/or officer of our Company as of December 31, 2002. Our directors serve for an indefinite term that expires at the next regular annual meeting of our shareholders, and until such directors' successors are elected and qualified.

Name                      Age                 Position
------------------------  ---  ---------------------------------------
Nicholas H. VandenBrekel   38  Chairman, President and CEO; Director
Mark L. Mroczkowski        49  Senior Vice President and CFO; Director

Nicholas VandenBrekel is the founder of Sequiam Corporation and serves as its President, CEO and Chairman. Mr. VandenBrekel has an extensive background in both military service as well as entrepreneurial venues. He is a native of the Netherlands and a permanent resident of the United States. During the last five years Mr. VandenBrekel has been the President and CEO of Brekel Group, Inc. for the last two years and was the President of Sequiam, IncIn the course of his assignments, he has been responsible for all aspects of, business development, teaching and operations, including strategic planning, product and service development, marketing, and sales and staff development. He speaks several languages and has been a public speaker for many years. Mr. VandenBrekel continuously displays a strong ability to merge both North American business culture with that of Europe and the Far East. Mr. VandenBrekel has a degree in communications from the OPS Academy Royal Netherlands Navy and is a licensed Helicopter Aviator. He also holds degrees and diplomas in electronics and the martial arts. Nick received the 2001 businessman of the year award from the National Republican Congressional Committee's Business Advisory Council.

Mark Mroczkowski has served as Senior Vice President and CFO for Sequiam Corporation since its inception in 2001 and as CFO for Brekel Group, Inc. since June 2000. He brings to the company an extensive background as CFO and senior manager of other organizations. Prior to Sequiam and Brekel, Mr. Mroczkowski was the Chief Financial Officer of GeoStar Corporation from 1994 until 2000. From 1975 until 1994, Mr. Mroczkowski practiced public accounting with several large accounting firms and ultimately formed his own successful firm. During those years he also founded or co-founded and managed several other profitable ventures both domestically and internationally. Mr. Mroczkowski holds a B.S. degree in Accounting from Florida State University, he is a Certified Public Accountant licensed in Florida and a licensed commercial pilot. He has a strong background in finance and financial management from his twenty-five years of practice. He managed private placements, debt financing and IPO preparations for a number of firms. He has also managed audit, tax and consulting engagements for a variety of organizations.

Mr. Mroczkowski is our audit committee financial expert and he is not independent.

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth all cash compensation paid or accrued by Sequiam, as well as certain other compensation, paid or accrued, during each of Sequiam's last two fiscal years to the Chief Executive Officer and to the other executive officers whose total annual salary and bonus paid or accrued exceeded $100,000. Directors who are also employees receive no compensation for serving on the Board.

                                                               Long Term      All Other
                                                              ------------  -------------
Name and Position         Year  Annual Salary   Annual Bonus  Compensation  Compensation
------------------------  ----  --------------  ------------  ------------  -------------

Nicholas VandenBrekel,
President, CEO, Chairman  2001  $      137,500           -0-           -0-  $       8,400
                          2002  $      158,750           -0-           -0-  $      14,400

Mark Mroczkowski, Senior
Vice President, CFO       2001  $      137,500           -0-           -0-  $       7,200
                          2002  $      156,250           -0-           -0-  $       8,000

None of the annual salary amounts shown above were paid in 2001 or 2002 and remain accrued at December 21, 2002.

     On October 1, 2002, Mr. VandenBrekel and Mr. Mroczkowski entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in our benefit plans. Full time employment is a requirement of the contract. In the event that a change in control of our Company or its subsidiaries occurs without the prior approval of the then existing Board of Directors, then these contracts will be deemed terminated and termination compensation consisting of a $5 million Lump Sum Cash Payment together with five annual payments of $1 million will be payable to each Employee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth, as of March 7, 2003, certain information with respect to the beneficial ownership of our common stock by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                   Shares Beneficially  Percentage of Shares
               Name                       Owned           Beneficially Owed
---------------------------------  -------------------  ---------------------
Nicholas VandenBrekel                       18,325,000                50,750%
Mark Mroczkowski                             4,957,000                13,730%
Officers and Directors as a group           23,282,000                64.480%
Optimix Technology Fund, N.V.                2,666,666                 7.386%

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a Director of Sequiam, loaned Sequiam $50,000. Interest is payable at 6%. As of December 31, 2002, the balance due under this loan was $50,000 together with accrued interest of $2,750.

Nicholas VandenBrekel, the President and Chief Executive Officer of Sequiam and one of our Directors, has advanced money to Sequiam under demand notes. As of the end of fiscal year 2002, Sequiam owed approximately $669,500 on these notes, including accrued interest of approximately $5,324. The term notes bear interest at 2% per annum and are due on demand.

We have employment agreement with Mr. VandenBrekel and Mr. Mroczkowski as described in Item 10. Mr. L. Alan McGinn was hired as the CTO of Sequiam Software, Inc. pursuant to an Employment Agreement with L. Alan McGinn, dated as of December 1, 2002, a copy of which is included as Exhibit 10.7 of this report. We entered into the Employment Agreement with Mr. McGinn to satisfy a condition to the acquisition of the assets of W.M.W. Communications, Inc. (Access

Orlando), and as a result of this acquisition, we issued 318,471 shares of our common stock (0.882%) to W.M.W. Communications, Inc. Mr. McGinn is an officer, director and majority stockholder of W.M.W. Communications, Inc., and therefore he is deemed to be the beneficial owner of such 318,471 shares of our common stock.

Mr. McGinn did not report to work, and therefore did not begin to earn compensation, until March 1, 2003. Pursuant to our agreement with Mr. McGinn, he will earn a base salary of $75,000, and we are obligated to adopt a qualified stock option plan for our senior executive officers that will include the following stock options to Mr. McGinn: 500,000 shares of our common stock, to be vested one-third (1/3) at the end of twelve (12) months, and one-third (1/3) at the end of each subsequent twelve-month period. Each option will expire five
(5) years after we adopt the plan. The option price per share will equal the average closing trading price per share for the ten (10) day trading period immediately preceding the granting of the options. If we do not adopt a qualified stock option plan by June 30, 2003, the employee may elect to participate in a plan adopted after June 30, 2003, or, receive a cash compensation payment intended to similarly compensate Mr. McGinn as if the stock option plan had been adopted.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

2.1 Agreement and Plan of Merger, dated March 1, 2002, is hereby incorporated by this reference to Exhibit 2.1 to our Form 8-K filed with the Securities and Exchange Commission on April 16, 2002.

2.2 Stock Exchange Agreement and Plan of Reorganization among Sequiam Corporation and the Shareholders of Brekel Group, Inc., dated June 17,2002, is hereby incorporated by this reference to Exhibit 2.1 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2002.

3.1 Articles of Incorporation of Wedge Net Experts, Inc., are hereby incorporated by this reference to Exhibit 3.1 to our Form SB-2 filed with the Securities and Exchange Commission on September 13, 2000.

3.2 Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002, is hereby incorporated by this reference to Exhibit 3.1 of our Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2003.

3.3 Wedge Net Experts, Inc. Bylaws, are hereby incorporated by this reference to Exhibit 3.2 to our Form SB-2 filed with the Securities and Exchange Commission on September 13, 2000,

3.4 Amendment to our Bylaws, dated July 18, 2002, is hereby incorporated by this reference to Exhibit 3.1 to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2002

10.1 Demand Promissory Note made by Sequiam, Inc. (a/k/a Sequiam Software, Inc.) payable to Nicholas H. VandenBrekel, dated June 30, 2002, in the principal amount of $301,000, is hereby incorporated by this reference to Exhibit 10.1 to our Form 10-QSB/A filed with the Securities and Exchange Commission on February 20, 2003.

10.2 Demand Promissory Note made by Sequiam Software, Inc. payable to Brekel Group, Inc. (a/k/a Sequiam Communications, Inc.), dated June 30, 2002, in the principal amount of $396,158, is hereby incorporated by this reference to Exhibit 10.2 to our Form 10-QSB/A filed with the Securities and Exchange Commission on February 20, 2003.

10.3 Amended and Restated Employment Agreement ~ Nicolaas Van den Brekel, dated as of October 1, 2002.

10.4 Amended and Restated Employment Agreement ~ Mark Mroczkowski, dated as of October 1, 2002.

10.5 Employment Agreement ~ Nicholas VandenBrekel, dated as of March 1, 2002, is hereby incorporated by this reference to Exhibit 10.1 to our Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002.

10.6 Employment Agreement ~ Mark Mroczkowski, dated as of March 1, 2002, is hereby incorporated by this reference to Exhibit 10.2 to our Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002.

10.7      Employment  Agreement  ~  Alan  McGinn  dated  as of December 1, 2002.

10.8      Lease Agreement ~ East Group Properties, L.P. dated December 31, 2000.

10.9      Forbearance  Agreement ~ East Group Properties, L.P. effective July 1,
          2002.

16.1      Letter  on  change  in  certifying  accountant.

20.1 Our Statement Regarding Change in Majority of Directors [Rule 14f-1], filed with the Securities and Exchange Commission on April 19, 2002, is hereby incorporated by this reference.

21.1      Subsidiaries

22.1 Notice of Special Meeting of Shareholders to Be Held July 18, 2002, is hereby incorporated by this reference to Exhibit 22.1 to our Form
          10-QSB  filed  on  August  14,  2002.

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending December 31, 2002:

     Form 8-K/A filed on October 8, 2002, regarding acquisition of the Brekel Group, Inc., including audited financial statements of Brekel Group, Inc. for the fiscal years ending December 31, 2000, and December 31, 2001, and unaudited financial statements for the six-month period ending June 30, 2002.

ITEM 14.  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the our management. Based the most recent evaluation by our Chief Executive Officer and Chief Financial Officer, which was completed within 90 days of the filing of this Annual Report on Form 10-KSB, we believe that the our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEQUIAM CORPORATION


Date: March 26, 2003

By: /s/ Nicholas H. VandenBrekel
-------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By: /s/ Mark Mroczkowski
-------------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer

CERTIFICATIONS PURSUANT TO 15D-14

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                               PURSUANT TO 15D-14
                          ---------------------------

I, Nicholas H. VandenBrekel, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Sequiam Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


/s/ Nicolaas H. Van den Brekel
------------------------------
Nicholas  H.  VandenBrekel
Chief  Executive  Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                               PURSUANT TO 15D-14

                          ---------------------------

I, Mark L. Mroczkowski, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Sequiam Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


/s/ Mark L. Mroczkowski
-----------------------
Mark L. Mroczkowski
Chief Financial Officer