Form 10-K/A
period 2002-12-31
SEQUIAM CORP
filed 2003-04-21
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                        Commission file number 333-45678

                               SEQUIAM CORPORATION
                 (Name of small business issuer in its charter)

         California                                              33-0875030
(State or other jurisdiction                                   (IRS Employer
      of incorporation)                                      Identification No.)

    300 SUNPORT LANE, ORLANDO, FLORIDA                              32809
 (Address of principal executive offices)                         (Zip Code)

                    Issuers telephone number  (407) 541-0773

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

There  were  36,107,747  shares of Common Stock outstanding as of March 7, 2003.

Documents  incorporated  by  reference.
Transitional  Small  Business  Disclosure  Format (Check one): Yes    ; No X
                                                                   ---    ---

                                EXPLANATORY NOTE

     We hereby amend Item 11 of Part III of our Form 10-KSB for the annual period ended December 31, 2002, to include as part of the beneficial ownership held by Nicholas VandenBrekel and Mark Mroczkowski, common stock which Nicholas VandenBrekel and Mark Mroczkowski, jointly, have the right to purchase pursuant to the Put and Call Agreement, dated as of April 16, 2003, a copy of which is added to our Form 10-KSB by this Amendment as Exhibit 10.10. Item 11 is hereby deleted from our original 10-KSB and replaced with the following:

                                    PART III

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

                                   Shares Beneficially   Percentage of Shares
Name                                      Owned            Beneficially Owed
---------------------------------  --------------------  ---------------------
Nicholas VandenBrekel                     22,925,000(1)                56.316%
Mark Mroczkowski                           9,557,000(2)                23.477%
Officers and Directors as a group           27,782,000                 68.247%
Optimix Technology Fund, N.V.                2,666,666                  7.386%


     Table Footnotes:
     ----------------

     (1) Nicholas VandenBrekel has the right to purchase on or before January 5, 2004, jointly with Mark Mroczkowski, an 8% Convertible Debenture in the principal amount of $300,000, that may be converted into a maximum of 4,600,000 shares of common stock. The terms of the 8% Convertible Debenture are included as an exhibit to our Form 8-K, filed with the Securities and Exchange Commission on March 13, 2003, as amended by that certain letter agreement, dated April 16, 2003, and included as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 17, 2003. The terms of the 8% Convertible Debenture, as amended, are hereby incorporated into this report by this reference. The amount of stock shown in this table for Nicholas VandenBrekel includes all 4,600,000 possible shares of common stock that Nicholas VandenBrekel could obtain through the purchase and conversion of the 8% Convertible Debenture into common stock. If Nicholas VandenBrekel does not exercise such right, he will continue to hold only 18,325,000 shares of common stock, which represents 50.751% of the class

     (2) Mark Mroczkowski has the right to purchase on or before January 5, 2004, jointly with Nicholas VandenBrekel, an 8% Convertible Debenture in the principal amount of $300,000, that may be converted into a maximum of 4,600,000 shares of common stock. The terms of the 8% Convertible Debenture are included in this report by reference set forth in footnote 1 above. The amount of stock shown in this table for Mark Mroczkowski includes all 4,600,000 possible shares of common stock that Mark Mroczkowski could obtain through the purchase and conversion of the 8% Convertible Debenture into common stock. If Mark Mroczkowski does not exercise such right, he will continue to hold only
4,957,000  shares  of  common  stock,  which  represents  13.728%  of the class.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

10.10     Put and Call Agreement, dated April 16, 2003.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEQUIAM CORPORATION


Date:  April 16, 2003

By:  /s/ Nicholas H. VandenBrekel
-----------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By: /s/ Mark Mroczkowski
-----------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer