Form 10QSB
period 2003-03-31
SEQUIAM CORP
filed 2003-05-15
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003


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

                          (Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of April 23, 2003 was 36,267,747.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

================================================================================

                                  FORM 10-QSB
                                      INDEX

                                                                      Page
PART I: FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . .     3
ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .     4
Sequiam Corporation and Subsidiaries . . . . . . . . . . . . . . . .     4
Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . .     4
Condensed Consolidated Statements of Operations. . . . . . . . . . .     5
Condensed Consolidated Statements of Stockholders' Deficit . . . . .     6
Condensed Consolidated Statements of Cash Flows. . . . . . . . . . .     7
Condensed Consolidated Statements of Cash Flows. . . . . . . . . . .     8
Notes to Condensed Consolidated Financial Statements . . . . . . . .     9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .    16
ITEM 3. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .    19
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) . . . . . . . . . . . .    22
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

                         PART I: FINANCIAL INFORMATION
                         ------------------------------

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                       SEQUIAM CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31, 2003
                                               (Unaudited)      December 31, 2002
                                             ----------------  -------------------
ASSETS
Current assets:
     Cash                                    $             -   $           85,922
     Accounts receivable, net                         32,068               41,141
     Prepaid expenses                                110,000                    -
     Equipment held for sale                          40,706              177,080
                                             ----------------  -------------------
Total current assets                                 182,774              304,143
                                             ----------------  -------------------
Property and equipment, net                        1,307,461            1,375,398
Software development costs, net                      136,145              131,939
Acquired software                                    273,600              288,000
Deposits and other assets                              7,800                7,800
                                             ----------------  -------------------
Total assets                                 $     1,907,780   $        2,107,280
                                             ================  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Bank overdraft                          $        22,770   $                -
     Amount due for acquisition                       92,866              288,457
     Accounts payable                                541,129              646,331
     Accrued expenses                                118,447               64,783
     Loan from shareholders                          795,450              795,450
     Accrued shareholder salaries                    944,792              854,792
                                             ----------------  -------------------
Total current liabilities                          2,515,454            2,649,813
                                             ----------------  -------------------

Long-term debt                                       824,447              680,540
                                             ----------------  -------------------
Total liabilities                                  3,339,901            3,330,353
                                             ----------------  -------------------
Shareholders' deficit:
     Common shares                                    36,267               35,463
     Additional Paid-in capital                    1,595,875              935,677
     Accumulated deficit                          (3,064,263)          (2,194,213)
                                             ----------------  -------------------
Total shareholders' deficit                       (1,432,121)          (1,223,073)
                                             ----------------  -------------------
Total liabilities and shareholders' deficit  $     1,907,780   $        2,107,280
                                             ================  ===================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                         SEQUIAM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                                  Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                   2003          2002
                                                               ------------  ------------
Net sales                                                      $   123,194   $         -

Costs and expenses:
  Software and web development costs                               141,863             -
  Selling, general and administrative                              631,685        80,926
  Depreciation and amortization                                     82,840         4,851
                                                               ------------  ------------
                                                                   856,388        85,777
                                                               ------------  ------------
Loss from operations                                              (733,194)      (85,777)

Loss on impairment of equipment held for sale                      (75,000)            -
Loss on sale of equipment                                          (43,870)            -
Interest expense                                                   (17,986)         (837)
                                                               ------------  ------------
Net loss                                                       $  (870,050)  $   (86,614)
                                                               ============  ============

Net loss per common share: Basic and diluted                   $     (0.02)  $     (0.00)
                                                               ============  ============

Weighted average common shares outstanding: Basic and diluted   35,640,120    20,000,000
                                                               ============  ============

See accompanying notes to condensed consolidated financial statements.

                                          SEQUIAM  CORPORATION  AND  SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             Three months Ended March 31, 2003
                                                        (Unaudited)



                                                               Common Shares
                                                            --------------------  Additional
                                                              Shares       Par      Paid-in     Accumulated
                                                            Outstanding   Value     Capital       Deficit        Total
                                                            --------------------------------------------------------------
Balance at December 31, 2002                                 35,462,609  $35,463  $   935,677  $ (2,194,213)  $(1,223,073)
Sale of common shares                                           276,667      276      189,726                     190,002
Beneficial conversion feature on convertible
  debenture                                                                           150,000                     150,000
Common shares issued for services                               210,000      210      170,790                     171,000
Common shares issued for acquisition of WMW Communications      318,471      318      149,682                     150,000
Net Loss                                                                                           (870,050)     (870,050)
                                                            --------------------------------------------------------------
Balance at December 31, 2002                                 36,267,747  $36,267  $ 1,595,875  $ (3,064,263)  $(1,432,121)
                                                            ==============================================================

See accompanying notes to condensed consolidated financial statements.

                   SEQUIAM  CORPORATION  AND  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three months Ended
                                                              March 31,
                                                          2003         2002
                                                       -----------  -----------
Cash flows from operating activities:
Net loss                                               $ (870,050)  $  (86,614)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                              82,840        4,851
Accretion of debt discount                                  6,250            -
Increase in accrued expenses in exchange for services      90,000            -
Issuance of common stock in exchange for services         171,000            -
Increase in note payable for deferred rent                141,943            -
Loss on sale of equipment                                  43,871            -
Loss on impairment of equipment held for sale              75,000            -
Decrease in accounts receivable                             9,074        2,000
Increase in prepaid expenses and other assets            (110,000)           -
Increase in bank overdraft                                 22,770            -
Decrease in accounts payable                             (105,202)           -
Increase in accrued shareholders salaries                  90,000       69,000
Decrease in other accrued expenses                        (36,336)           -
                                                       -----------  -----------
Net cash used for operating activities                   (388,840)  $  (10,763)
                                                       -----------  -----------

Cash flows from investing activities:
Proceeds from sales of equipment                           17,000            -
Cash paid for WMW Communications                          (45,591)           -
Software development costs capitalized                     (4,206)      (4,097)
                                                       -----------  -----------
Net cash used for investing activities                    (32,797)      (4,097)
                                                       -----------  -----------

Cash flows from financing activities:
Proceeds from Debenture                                   150,000            -
Sale of common stock                                      190,002            -
Repayment of note payable                                  (4,287)      (2,205)
Proceeds from loan from related party                           -       17,065
                                                       -----------  -----------
Net cash provided by financing activities                 335,715       14,860
                                                       -----------  -----------
Net change in cash                                        (85,922)           -
Cash, beginning of period                                  85,922            -
                                                       -----------  -----------
Cash, end of period                                    $        -   $        -
                                                       ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                    SEQUIAM  CORPORATION  AND  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Non-cash activities:
-------------------
Common Stock issued for acquisition of WMW Communications  $150,000  -
Beneficial conversion feature on convertible debenture     $150,000  -

See  accompanying  notes  to  condensed  consolidated  financial  statements.

SEQUIAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1 - Description of Business

Sequiam Corporation ("Sequiam" or the "Company") through its wholly owned subsidiaries, Sequiam Software, Inc. and Sequiam Communications, Inc., develops, markets, and supports a portfolio of Internet and print enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled solutions, Internet service provider ("ISP") including Internet access and hosting, consulting, application integration, and custom web development and software development services. ASP and ISP hosting is performed using the Company's software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity. On May 9, 2003, the Company acquired substantially all of the assets of Smart Biometrics, Inc. (see Note 9).

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

Since inception, the Company's primary activities have consisted of research and development, and software development activities. Accordingly, the Company had not generated any significant revenues. During 2002, the Company acquired the Brekel Group, Inc. and WMW Communications, Inc. doing business as Access Orlando, and began offering web development, Internet and web hosting and custom software development, while continuing its software development activities. During the three months ended March 31, 2003, the Company paid $45,591 in cash and $150,000 in common shares related to the acquisition of Access Orlando and the remaining amount due for this acquisition was $92,866 as of March 31,2003.

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation
     -----------------------

     The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements. The accompanying condensed consolidated financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes for Sequiam Corporation included in Form 10-KSB filed for the year ended December 31, 2002. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

     Net Loss per Common Share
     -------------------------
     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock warrants are included in the calculation of diluted earnings per common share using the treasury stock method, when the result is dilutive. Common shares underlying the convertible debenture are included in the calculation of diluted earnings per common share using the if-converted method when the result is dilutive. Potential common shares underlying outstanding warrants were 2,400,000 as of March 31, 2003. Potential common shares underlying the convertible debenture are contingent upon certain factors as described in Note 7.

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries Sequiam Software, Inc. and Sequiam Communications, Inc (the "Company"). All intercompany transactions and accounts have been eliminated.

Note 3 - Going Concern and Managements' Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Sequiam has accumulated significant operating losses, a working capital deficit and produced minimal revenues since inception. During the first quarter of 2003 and April 2003, the Company obtained financing from La Jolla Cove Investors, Inc. (the "Investor") as well as additional financing from the sale of its common stock and a loan agreement (see Notes 7,8 and 9). In addition, the Company has begun to generate revenues on a consistent basis.

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

Note 4 - Commitments and Contingencies

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

Included in accounts payable and accrued expenses at March 31, 2003 are un-reimbursed business expenses of $21,054 and $8,185 owed to Nicholas
VandenBrekel  and  Mark  Mroczkowski,  respectively.

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

A competing web-development company has posted an alternative web site for the World Olympian Association ("WOA"), claiming such right was granted to it by the WOA. We are seeking to resolve this conflict with the WOA without resort to litigation. This dispute will not affect our publication of the print magazine "World Olympian," but it has the potential to result in the loss of revenue from the WOA web site. We do not believe the loss of such revenue will have a material, adverse effect on our overall business.

Note 5 - Income taxes

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

Note 6 - Long-lived Assets Held for Disposal

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

In connection with the acquisition of Brekel in July 2002, the Company reclassified production equipment acquired from Brekel that is no longer being used for operations to equipment held for disposal. During the three months ended March 31, 2003, the Company recorded an impairment loss of $75,000 to reduce the equipment to fair market value. The Company believes that $40,706 as of March 31, 2003 is a reasonable estimate of the current fair market value for the remaining equipment to be disposed. The Company expects to sell this remaining equipment by June 30, 2003.

Note 7 - Convertible Debenture

Sequiam  entered  into  a  Securities  Purchase  Agreement  with  La  Jolla Cove
Investors, Inc. (the "Investor"), dated March 5, 2003, pursuant to which it delivered to Investor an 8% Convertible Debenture in the amount of $300,000, convertible into our common stock, and a Warrant to Purchase Common Stock. Upon closing on March 7, 2003, Sequiam received $150,000 less attorneys fees of $2,500, of the total $300,000 principal amount of the 8% Convertible Debenture.

When the Securities and Exchange Commission declares this registration statement filed on April 25, 2003 effective, the Company will receive the balance of $150,000.

On April 16, 2003, the terms of the debenture and warrant agreement were amended, as set forth in a letter agreement with the Investor. Under the terms of the amended debenture, provided the "Market Rate" (as defined and determined in accordance with the debenture) is greater than $0.625, the number of common shares into which the debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the "Conversion Price" multiplied by six and two-thirds times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the Conversion Price. The "Conversion Price" is defined as the lesser of $1.50 per share or 80% of "Market Value" (as defined and determined in accordance with the debenture)(the "Discount Multiplier"), but if the Market Rate is equal to or below $0.625 on the day La Jolla Cove Investors, Inc. elects to convert a portion of the 8% Convertible Debenture, then the Company will have the right to prepay that portion of the Debenture in which La Jolla Cove Investors had elected to convert, at a rate of 150% of such amount, provided La Jolla Cove Investors, Inc. may, in lieu of accepting such prepayment, elect to withdraw its notice of conversion. If the Market Rate is less than $0.625 and the Company does not prepay the debenture, then the debenture may only be converted into the number of shares equal to the dollar amount of the debenture being converted divided by the Conversion Price. The Investor may convert a maximum of 10% of the principal into our common stock during any month.

Under the terms of the amended warrant, the Investor received a warrant to purchase 2,000,000 shares of our common stock, at an exercise price of $1.50 per share. The warrant will expire in March 2006. As of the date of filing this report, the Investor had not exercised any portion of the warrant or converted any portion of the debenture, and no shares of common stock have been issued relative to these agreements.

Sequiam is obligated to register the sale of the underlying common stock to be issued upon conversion of the debenture and the exercise of the warrant. Upon the effective date of the registration statement, we will receive the balance of the principal amount of the debenture. Beginning the first full month following the effectiveness of such registration statement, we have the right to cause the Investor to convert at least 5% of the debenture each month and provided that the market price of the Company's common shares is above $0.625, to exercise a portion of the warrant equal to the product of the dollar amount of the debenture being converted multiplied by ten, divided by 1.5 (which will result in the exercise of at least 5% of the related warrant, per month). In the event the Investor breaches the provision to convert at least 5% of the original principal amount of the debenture and exercise the related warrant, the Investor shall not be entitled to collect interest on the debenture for that month. At the time the debenture has been fully converted and the warrant has been fully exercised, the Company will issue additional warrants to the Investor in an amount equal to 6,600,000 minus the number of shares issued to the Investor pursuant to the conversion of the debenture and exercise of the warrants. The additional warrants will have an exercise price of $1.50 per share and will expire three years from the date of issuance.

The 8% Convertible Debenture contains a beneficial conversion feature since the calculated conversion amount is lower than the Company's stock price at the date of the agreement. In accordance with EITF 00-27, since the fair value of the beneficial conversion feature exceeded the amount of the proceeds received from the debenture, the Company recorded the beneficial conversion feature as a debt discount of $150,000, which is equal to the proceeds received. The debt discount is being amortized over the life of the debenture of 24 months. As of March 31, 2003, the balance of the debenture, net of the unamortized debt discount of $143,750 was $6,250 and is included in long-term debt.

The number of shares to be issued to the selling security holder upon conversion of the 8% Convertible Debenture depends upon the trading price of our common stock, but cannot, exceed 4,600,000 shares of common stock. Upon conversion of all of the 8% Convertible Debenture and exercise of all of the related Warrant to Purchase Common Stock, we will have issued a maximum of 6,600,000 shares of common stock to the selling security holder. If the selling security holder receives less than 6,600,000 shares of common stock after conversion of the entire amount of the 8% Convertible Debenture and exercise of the entire amount of the Warrant to Purchase Common Stock, then we have agreed, pursuant to the letter agreement dated April 16, 2003, to issue to the selling security holder the difference between 6,600,000 shares and the number of shares received upon conversion of the debenture and exercise of the warrant, at a purchase price of $1.50 per share (regardless of market rate). This right will expire three years after the conversion of the 8% Convertible Debenture. In some circumstances, we may repay some or all the 8% Convertible Debenture, in which event less than 6,600,000 shares will be issued to the selling security holder.

Beginning thirty (30) days after this registration statement is declared effective by the Securities and Exchange Commission, the selling security holder has agreed to convert at least 5% but no more than 10% of the 8% Convertible Debenture and exercise at least 5% but no more than 10% of the related Warrant to Purchase Common Stock, per month. However, the selling stockholder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Sequiam has agreed not to pay any accrued salaries or shareholder loans that are presently outstanding until after the 8% Convertible Debenture is paid in full or converted, except to the extent that any such accrued salaries or shareholder loans are used to perform obligations under a Put and Call Agreement between Nick VandenBrekel, Mark Mroczkowski and the Investor, or unless the Company can pay the accrued salaries out of the proceeds of any additional financing we might obtain.

Note 8 - Capital Stock

During the three months ended March 31, 2003, the Company issued 210,000 common shares for business advisory services and technology transfer services valued at $171,000 based on the Company's quoted market price on the date of the related agreements. In addition, the Company agreed to issue 90,000 shares for investor and public relations services valued at $90,000 which was included in accrued expenses. The 90,000 shares were issued in April 2003.

On January 2, 2003, Sequiam Corporation sold an aggregate of 10,000 shares of its common stock to two accredited investors at a price of $1.00 per share for proceeds of $10,000.

On February 6, 2003, Sequiam Corporation sold an aggregate of 266,667 shares of its common stock to one accredited investor at a price of $0.75 per share for proceeds of $200,002, less a commission of $20,000 for net proceeds of $180,002. Sequiam Corporation also granted warrants to this accredited investor to purchase 400,000 shares of its common stock at $1.50 exercisable through February 6, 2007.

Note 9 - Subsequent Events

On April 22, 2003 Sequiam Corporation sold an aggregate of 200,000 shares of its common stock to one accredited investor at a price of $0.50 per share for proceeds of $100,000 less a commission of $10,000 for net proceeds of $90,000. Sequiam Corporation also granted warrants to this accredited investor to purchase 500,000 shares of its common stock at $1.00 per share, exercisable through April 22, 2007. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

On May 9, 2003, Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation formed on April 21, 2003, acquired substantially all of the assets of Smart Biometrics, Inc. of Sanford, Florida. In consideration for the assets, Sequiam Corporation issued a total of 1,500,000 shares of its common stock to Smart Biometrics, Inc. Smart Biometrics, Inc. is engaged in the development of biometric technologies. The assets acquired by Sequiam Biometrics, Inc. include the BioVault(TM), which is a secure safe that utilizes patent pending technology and protocols to recognize a person's fingerprint to unlock.

On May 13, 2003, Sequiam Corporation entered into a loan agreement ("Note") with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%) interest. On April 22, 2003, Sequiam Corporation received $75,000, and on May 13, 2003, Sequiam Corporation received another $75,000 as advances under the Note. The remaining loan proceeds will be disbursed $100,000 on June 12, 2003 and $50,000 on July 12, 2003. In connection with this note, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. These warrants expire in May 2008.

The outstanding principal balance, together with any and all accrued unpaid interest and any other amounts due and owing under this Note, shall be due and payable on the date that is the earlier of (a) the date that the exercise price is paid to Sequiam Corporation for any portion of the warrants by La Jolla Cove Investors, Inc. (see Note 7), or (b) the date the La Jolla Warrant expires in March 2006. The principal payments to the holder will be made in a percentage of the obligation that is equal to the percentage of the total warrants exercised by La Jolla, such that the Note is fully repaid as the Warrants are exercised by La Jolla. Unless otherwise specifically provided for in the Note, all Note payments shall be applied first to interest and then to principal.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Recent  Developments
--------------------

On May 12, 2003, Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation formed on April 21, 2003, acquired substantially all of the assets of Smart Biometrics, Inc. of Sanford, Florida. In consideration for the assets, Sequiam Corporation issued a total of 1,500,000 shares of its common stock to Smart Biometrics, Inc.

Smart Biometrics, Inc. is engaged in the development of biometric technologies. The assets acquired by Sequiam Biometrics, Inc. include the BioVault(TM), which is a secure safe that utilizes patent pending technology and protocols to recognize a person's fingerprint to unlock.

In addition, we closed several private equity transactions that are more fully described below in Part II, Item 2.

Quarter  Ended  March  31,  2003  compared  to  Quarter  Ended  March  31, 2002.
--------------------------------------------------------------------------------

REVENUES

We derived our revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. During 2003, we intend to also derive revenue from our print publication. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement, and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months,
(c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Revenues related to multiple element arrangements will be allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and professional services. Fair value will be determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting, custom software and web development and other service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue increased to $123,194 for the quarter ended March 31, 2003 from $-0- for the quarter ended March 31, 2001.

Software and license fee revenues were unchanged at $-0- for both 2002 and 2003. During first quarter 2002 and 2003, Sequiam Document Management System was still under development, and we did not acquire Access Orlando and its IRP and IRPlicator software products until November 2002. We expect to begin generating revenues from the sale of our DMS and IRP software products in the second quarter of 2003.

Other sales for 2003 included consulting, custom software services and web development services totaling $71,158; and Internet access and web-hosting services totaling $52,036. All of the foregoing were 100% increases over 2002 first quarter revenues of $-0-.

OPERATING  EXPENSES

Operating expenses increased by $770,611, from $85,777 for the quarter ended March 31, 2002 to $856,388 for the quarter ended March 31, 2003. This increase is explained below.

Selling, general and administrative expenses increased $550,759 (681%) from $80,926 in first quarter 2002 to $631,685 in first quarter 2003. We increased our selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, office rent, computer maintenance and supplies, professional services such as investor relations, legal and accounting fees, and corporate travel expenses as a result of expanding our operations, our merger with Sequiam Corporation and our acquisitions of Brekel Group and Access Orlando. We also increased expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products and introduced web development, web hosting and Internet access services.

Software and web development costs increased from $-0- in first quarter 2002 to $141,863 in first quarter 2003, due to the establishment and expansion of the development staff beginning in the second quarter 2002. This expansion of staff was needed to expand our products and services and to keep pace with new industry developments and the continued need to improve features and functionality of the Sequiam software products.

Depreciation expense increased by $77,989, from $4,851 in first quarter 2002 to $82,840 in first quarter 2003, as a result of depreciation on assets acquired from Brekel in July 2002.

LOSS  ON  IMPAIRMENT  OF  EQUIPMENT  HELD  FOR  SALE  AND  SALES  OF  EQUIPMENT

A loss on impairment of equipment held for sale of $75,000 was recognized in the first quarter of 2003 based upon the estimated net realizable value of the equipment acquired from Brekel. A loss of $43,870 was recognized in the first quarter of 2003 on the actual sale of certain equipment acquired from Brekel.

INTEREST  EXPENSE

Interest expense increased by $17,148, from $837 in first quarter 2002 to $17,986 in first quarter 2003, as a result of an increase in loans from shareholders and a note payable related to leasehold improvements acquired from Brekel Group in July 2002 and accretion of the discount on the convertible debenture of $6,250.

NET  LOSSES

Sequiam Corporation incurred net losses of $870,050 and $86,614 for the quarters ended March 31, 2003 and 2002, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents decreased to $-0- as of March 31, 2003 from $85,922 as of March 31, 2002. Net cash used in operating activities was $388,840 for the quarter ended March 31, 2003, as a result of the net loss during the period of $870,050 and decreases in accounts payable and accrued expenses totaling $141,538, which was partially offset by increases in accrued shareholder salaries of $90,000 and non-cash expenses and losses totaling $610,904.

Net cash used for investing activities was $32,797 for the quarter ended March 31, 2003, primarily due to proceeds from the sale of equipment of $17,000 offset by cash paid for the acquisition of Access Orlando of $45,591 and software development costs of $4,206 for the Sequiam DMS product.

Net cash provided by financing activities was $335,715 for the quarter ended March 31, 2003. Proceeds from the La Jolla Cove Debenture accounted for $150,000 and sales of common stock accounted for $210,002 and was offset by commissions of $20,000. During the quarter ended March 31, 2003, we repaid $4,287 of an existing note payable for tenant improvements described below.

On July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $818,197 as of March 31, 2003 represents $424,504 of deferred rent and $393,693 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%.

Rental expense for the quarter ended March 31, 2003 was $172,577(of which $141,943 was deferred rent) and $11,927 for the three months ended March 31, 2002. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

                                                             Debt
Year                                            Rentals   Maturities
----------                                      --------  -----------

2003                                            $ 86,700  $         0
2004                                             117,334       61,313
2005                                             120,854      119,754
2006                                             124,480      127,140
2007                                             128,214      134,982
Thereafter                                       339,169      375,008
                                                --------  -----------
                                                $916,751  $   818,197
                                                ========  ===========

Since the end of our last fiscal year ending December 31, 2002, we sold securities in four separate private placements, as more fully described in Part II, Item 2, below. As a result, we have received to date total net proceeds of $600,002. We received $190,002 (approximately one-third) of these proceeds during the quarter ending March 31, 2003, and most of this amount is reflected as additional paid-in capital in our financial statements for the period ending March 31, 2003.

We will need additional capital to continue operations during the next twelve months. Our management is undertaking several initiatives to address our liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and other revenue sources; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) proceeds expected to be received from the promissory note and exercise of warrants as described above; (4) continued efforts to obtain additional debt and/or equity financing. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management has determined that the allowance for doubtful accounts is adequate at March 31, 2003.

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.


PART  II.  OTHER  INFORMATION
-----------------------------


ITEM 2.  CHANGES IN SECURITIES

(c)  Recent  Sales  of  Unregistered  Securities

Common  Stock.  On January 2, 2003, we sold an aggregate of 10,000 shares of our
-------------
common stock to two accredited investors at a price of $1.00 per share for proceeds of $10,000. In connection with such sales, we relied upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 504.

On February 6, 2003, we sold an aggregate of 266,667 shares of our common stock to one accredited investor at a price of $0.75 per share for proceeds of $200,002. We also granted warrants to this accredited investor to acquire 400,000 shares of our common stock at $1.50 per share, exercisable through February 6, 2007. In connection with such sales, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule
506. This accredited investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

Common  Stock  and Warrants.  On April 22, 2003, we sold an aggregate of 200,000
---------------------------
shares of our common stock to one accredited investor at a price of $0.50 per share for proceeds of $100,000, less a commission of $10,000, for net proceeds of $90,000. We also granted warrants to this accredited investor to purchase 500,000 shares of our common stock at $1.00 per share, exercisable through April 22, 2007. In connection with such sales, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule
506. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

Convertible  Debenture  and  Warrants. We  entered  into  a  Securities Purchase
-------------------------------------
Agreement with La Jolla Cove Investors, Inc. (the "Investor"), dated March 5, 2003, pursuant to which we delivered to the Investor an 8% Convertible Debenture in the amount of $300,000, convertible into our common stock, and a Warrant to Purchase Common Stock that permits the Investor to purchase up to 2,000,000 shares of common stock at a purchase price of $1.50 per share. In connection with such sales, we relied upon an exemption from registration provided by
Section  4(2)  of  the  Securities  Act  of  1933  and  Rule  506.

We are obligated to register the Investor's sale of the underlying common stock to be issued upon conversion of the 8% Convertible Debenture and the exercise of the Warrant to Purchase Common Stock. Upon closing on March 5, 2003, we received $150,000 of the total $300,000 principal amount of the 8% Convertible Debenture. When the Securities and Exchange Commission declares our amended registration statement filed on May 7, 2003 effective, we will receive the balance of $150,000.

The number of shares to be issued to the selling Investor upon conversion of the 8% Convertible Debenture depends upon the trading price of our common stock, but cannot exceed 4,600,000 shares of our common stock. Upon conversion of all of the 8% Convertible Debenture and exercise of all of the related Warrant to Purchase Common Stock, we will have issued a maximum of 6,600,000 shares of our common stock to the Investor. If the Investor receives less than 6,600,000 shares of our common stock after conversion of the entire amount of the 8% Convertible Debenture and exercise of the entire amount of the Warrant to Purchase Common Stock, then we have agreed, pursuant to the letter agreement dated April 16, 2003, to issue to the Investor the difference between 6,600,000 shares and the number of shares received upon conversion of the debenture and exercise of the warrant, at a purchase price of $1.50 per share (regardless of market rate). This right will expire three years after the conversion of the 8% Convertible Debenture. In some circumstances, we may repay some or all the 8% Convertible Debenture, in which event less than 6,600,000 shares will be issued to the Investor.

Beginning thirty (30) days after our amended registration statement filed on May 7, 2003 is declared effective by the Securities and Exchange Commission, the Investor has agreed to convert at least 5% but no more than 10% of the 8% Convertible Debenture and exercise at least 5% but no more than 10% of the related Warrant to Purchase Common Stock, per month. However, the Investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The conversion price of the 8% Convertible Debenture and the exercise price of the Warrant to Purchase Common Stock may be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling security holder's position prior to conversion.

As of the date of filing this report, the Investor had not converted any portion of the 8% Convertible Debenture or exercised any portion of the Warrant to Purchase Common Stock, and no shares of our common stock have been issued to the Investor.

We have agreed not to pay any accrued salaries or shareholder loans that are presently outstanding until after the 8% Convertible Debenture is paid in full or converted, except to the extent that any such accrued salaries or shareholder loans are used to perform obligations under a Put and Call Agreement between Nick VandenBrekel, Mark Mroczkowski and the Investor, or unless we can pay the accrued salaries out of the proceeds of any additional financing we might obtain.

Debenture  and Warrants.  On May 13, 2003, we entered into a loan agreement with
-----------------------
Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen for $400,000, pursuant to the terms of a certain Promissory Note bearing interest at five percent (5%) interest. On April 22, 2003 we received $75,000 and on May 13, 2003 we received another $75,000 as advances under the Note. The remaining loan proceeds will be disbursed $100,000 on June 12, 2003 and $50,000 on July 12, 2003. In connection with this note, we issued two warrants to the holder to purchase 625,000 shares of our common stock at an exercise price of $0.01 per share and 350,000 shares of our common stock at $1.00 per share. These warrants expire in May 2008. In connection with such sales, we relied upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506.

The outstanding principal balance, together with any and all accrued unpaid interest and any other amounts due and owing under this loan agreement, shall be due and payable on the date that is the earlier of (a) the date that the exercise price is paid to us for any portion of the warrants issued to La Jolla Cove Investors, Inc. (see "Convertible Debenture and Warrants" above), or (b) the date such warrant expires in March 2006. The principal payments to the holder will be made in a percentage of the obligation that is equal to the percentage of the total warrants exercised by La Jolla, such that the loan agreement is fully repaid as such warrants are exercised by La Jolla. Unless otherwise specifically provided for in the loan agreement, all payments shall be applied first to interest and then to principal.

We may at any time prepay principal and interest to the holder without penalty. We may not use the loan proceeds to pay accrued officers' salaries or shareholder loans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective as of January 8, 2003, our stockholders approved an amendment to our Articles of Incorporation to increase the authorized number of common shares from 50 million to 100 million and the authorized number of preferred shares from 10 million to 50 million. Action was taken by written consent of the stockholders without a meeting in accordance with our Bylaws. Stockholders holding collectively 23,282,000 shares of common stock took such action by written consent without a meeting, which represented more than 50% of the total number of possible votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (a)
---------------------------------------------

(a)  Exhibits:

4.1 Securities Purchase Agreement dated March 5, 2003, between Sequiam Corporation and La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on March 13, 2003.

4.2 8% Convertible Debenture, dated March 5, 2003, issued to La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit
          4.2 to our Form 8-K filed with the Securities and Exchange Commission on March 13, 2003.

4.3 Warrant to Purchase Common Stock, dated March 5, 2003, issued to La Jolla Cove is hereby incorporated by this reference to Exhibit 4.3 to our Form 8-K filed with the Securities and Exchange Commission on March 13, 2003.Investors, Inc.

4.4 Side Letter Agreement, dated March 5, 2003, between Sequiam Corporation and La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit 4.4 to our Form 8-K filed with the Securities and Exchange Commission on March 13, 2003.

4.5 Registration Rights Agreement dated March 5, 2003, between Sequiam Corporation and La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit 4.5 to our Form 8-K filed with the Securities and Exchange Commission on March 13, 2003.

4.6 Letter Agreement, dated April 16, 2003, by and between La Jolla Cove Investors, Inc. and Sequiam Corporation is hereby incorporated by this reference to Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on April 17, 2003.

21.1      Subsidiaries

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 15d-14.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending March 31,2003:

          Form 8-K filed on January 8, 2003, regarding increase in authorized common and preferred shares.
          Form 8-K/A filed on February 20, 2003, regarding amended financial statements for the acquisition of the Brekel Group, Inc.
          Form 8-K/A filed on February 20, 2003, regarding amended financial statements for the acquisition of the Brekel Group, Inc.
          Form 8-K filed on March 13, 2003, regarding a private equity financing with La Jolla Cove Investors, Inc.

10.1 Put and Call Agreement by and between La Jolla Cove Investors, Inc., Nicholas VandenBrekel and Mark Mroczkowski, dated April 16, 2003, is hereby incorporated by reference to Exhibit 10.1 our Form 10-KSB/A, Amendment No. 1, filed with the Securities and Exchange Commission on April 21, 2003.

(b)  Reports  on  Form  8-K

     - Form 8-K filed with the Securities and Exchange Commission on February 10, 2003, to report an increase in the number of authorized shares of common and preferred stock.
     - Form 8-K/A, Amendment No. 2, filed with the Securities and Exchange Commission on February 20, 2003, including amended Financial
          Statements  of  Sequiam  Software,  Inc.
     - Form 8-K filed with the Securities and Exchange Commission on March 13, 2003, to report under Item 5 the equity transaction with La Jolla Cove Investors, Inc.
     - Form 8-K filed with the Securities and Exchange Commission on April 17, 2003, to report under Item 5 an amendment to the equity transaction with La Jolla Cove Investors, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM CORPORATION


Date:  May 15, 2003

By:  /s/ Nicholas H. VandenBrekel
--------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By:  /s/ Mark Mroczkowski
--------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer