Form 10KSB/A
period 2002-12-31
SEQUIAM CORP
filed 2003-06-13
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                        Commission file number 333-45678

                               SEQUIAM CORPORATION
                 (Name of small business issuer in its charter)

                   California                                  33-0875030
(State or other jurisdiction of incorporation)               (IRS Employer
                                                           Identification No.)

                  300 SUNPORT LANE, ORLANDO, FLORIDA             32809
             (Address of principal executive offices)          (Zip Code)

                    Issuers telephone number  (407) 541-0773

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

                              SEQUIAM CORPORATION
                                 Form 10-KSB/A
                               (Amendment No. 2)

                               EXPLANATORY NOTE

We hereby amend the cover page of our Form 10-KSB for the annual period ended December 31, 2002, to correct an error in the report of our status of the registration of our stock under the Securities and Exchange Act of 1934. Our common stock has not been registered under Section 12(g) of the Securities and Exchange Act of 1934, and we have corrected our cover page accordingly.

We also hereby amend our 10-KSB for the annual period ended December 31, 2002, in response to comments received from the Securities and Exchange Commission, dated May 23, 2003. These amendments are summarized as follows:

1.     Item  7  Financial  Statements.  We  amend  our financial  statements and
       ------------------------------
notes to financial statements. The complete copy of Item 7 of our 10-KSB, as amended, is included in this report.

2.     Item  1,  Description  of  Business.  We  amend  our  description  of our
       -----------------------------------
business in Item I, to provide more detail. A complete copy of Item 1, as amended, is included in this report.

3.     Item  5, Market for Common  Equity and Related  Stockholder  Matters.  We
       --------------------------------------------------------------------
amend Item 5 to add a detailed description of our sale of equities during the period covered by the report. Only the additional information being added to
Item  5  is  included  in  this  report.

4.     Item 6, Management's Discussion and Analysis.  We amend  our management's
       --------------------------------------------
discussion and analysis of our financial statements as they relate to our revenue, operating and other expenses, liquidity and capital resources, net losses and our amended financial statements. A complete copy of Item 6 of our 10-KSB, as amended, is included in this report.

5.     Item  9,  Directors,  Executive Officers, Promoters  and Control Persons;
       --------  ---------------------------------------------------------------
Compliance  With  Section  16(a)  of  the  Exchange Act.  We amend Item 9 to add
-------------------------------------------------------
information about James Rooney, President of Sequiam Software, Inc. and to add a disclosure about the lack of an independent director on our Board of Directors. Only the additional information about Mr. Rooney and the additional disclosure is included in this report.

6.     Item  10,  Executive Compensation.  We  amend our discussion of executive
       ---------------------------------
compensation to include information about, James Rooney, President of Sequiam Software, Inc., information about the source of other compensation paid to our executives, and a disclosure about the lack of independent directors on our Board of Directors. A complete copy of Item 10 of our 10-KSB, as amended, is included in this report.

7.     Item  11, Security Ownership of Certain  Beneficial Owners and Management
       -------------------------------------------------------------------------
and Related Stockholder Matters. We amend our chart showing beneficial ownership
-------------------------------
of our managers by adding James Rooney, President of Sequiam Software, Inc. A complete copy of Item 11, as amended, is included in this report.

8.     Item  12,  Certain Relationships and Related Transactions.  We  amend our
       ---------------------------------------------------------
discussion of certain relationships and related transactions by adding information as it relates to the interests of Nicholas H. VandenBrekel, Mark Mroczkowski and James Rooney in our acquisitions of Sequiam , Inc. and Brekel Group, Inc. Only the additional information of Item 12 is included in this report.

9.     Item  13, Exhibits.  We  amend our exhibits to add the agreement with the
       ------------------
World  Olympian  Association  as  Exhibit  10.8.

ITEM  1.     DESCRIPTION  OF  BUSINESS

Our  Background.  We  were  incorporated  in California on September 21, 1999 as
---------------
Wedge Net Experts, Inc. On or about May 1, 2002, we changed our name to Sequiam Corporation. We also changed our symbol from "WNXP" to "SQUM".

Our Business.
------------

GENERAL

Through our wholly-owned subsidiaries, Sequiam Software, Inc. and Sequiam Communications, Inc., we develop, market, and support a portfolio of Internet and print enterprise-wide software products. We make software that enables users to remotely access, save, retrieve, and share electronic files and to print documents directly to printers at remote locations via the Internet. We also develop custom software, databases and websites for businesses. We are an Internet service provider ("ISP"). We provide Internet access and web site hosting for our customers who require those services.

DEVELOPMENT OF THE BUSINESS

Three principal shareholders, Nicholas VandenBrekel, Mark Mroczkowski and James Rooney, formed Sequiam Software, Inc. (formerly Sequiam, Inc.) on January 23, 2001, to research, develop, produce and market a document management software product. From its inception until April 1, 2002, Sequiam Software, Inc.'s sole business activity was the development of its software product, Sequiam DMS.


ACQUISITION OF BREKEL GROUP, INC.

From July 19, 2002 through December 16, 2002, we acquired 99.38% of the issued and outstanding common stock of Brekel Group, Inc. ("Brekel"). Sequiam Software, Inc. and Brekel were entities under common control.

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

ACQUISITION OF THE ASSETS OF W.M.W. COMMUNICATIONS, INC.

Effective November 1, 2002, we acquired all of the assets of W.M.W. Communication, Inc., doing business as Access Orlando. We have accounted for this as an acquisition of the business of W.M.W. Communications, Inc. ("WMW"). The major assets of WMW were the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator ("IRPlicator"). IRP is a software product that allows computer users to print remotely to any printer via the Internet. IRP is highly complementary to DMS, and we are in the process of integrating the two products. Like Sequiam, WMW was engaged in software development, website development, Internet hosting and collocation services, and is also an Internet service provider (ISP). Through our new Internet hosting and collocation services, we host third-party web content on either our server located at our office, or on the third party's server which is located at our office.

PRODUCTS

     Sequiam Software, Inc.
     ----------------------

Sequiam Software, Inc. ("Software") is focused on the following products:

     Sequiam DMS

The Document management software (DMS) allows users to file, store, retrieve, print and share document files from remote locations using the Internet. Tools within Sequiam DMS allow users to manipulate, proof, manage, organize and publish digital content whether it's a work in process or a finished project. In addition, Sequiam DMS provides multiple methods of access to secure private storage that is accessible from the public. The Sequiam server can be implemented as either a customer-deployed and managed system or as a system that's completely managed by Sequiam. DMS is currently being redesigned for integration with IRP and IRPlicator. We have no client installations of this product outside of our own.

     Sequiam IRP

The Internet Remote Print (IRP) software enables users to print or copy documents from their computer or scanner to printers at remote sites using the Internet with a simple "point and click" procedure. The software is highly complex in its construction but very simple to use. Computer users are currently able to point and click to print this document to their desktop or network printer. IRP allows computer users to point and click to print this document to a printer at a remote location such as a corporate high-speed print facility, a commercial printer, at another office, a hotel, a convention center, or anywhere else with a printer. Large organizations can realize significant savings by using IRP to move print tasks away from high unit cost inkjet and LaserJet desktop printers to centralized high volume low cost print devices or even to commercial print shops.

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

There are presently four users of the IRP and IRPlicator software products, and they include two large state universities in Florida and Louisiana, and two large school districts in Florida. We have recognized no revenues from those sales, as they were all made prior to our acquisition of the software. In each of these cases, the software was deployed together with a dedicated server and backup systems for the installation. Since acquisition, we have focused on making improvements to the product and creating another version of the software that is deployed entirely through the Internet. It is designed for smaller users who do not have sufficient volume to require on site servers.

To date, users of the system have realized dramatic print cost savings. In the example of the school districts, print volumes of as much as 10,000,000 images per month in over 100 schools and administrative offices have been redirected from desktop printers to the District's central print facility at an average savings of $0.045 per image or $450,000 per month. In one such school district, demand exceeded the print facility's capacity such that they were again required to use the IRP software to outsource the overflow to a commercial print company.

Each of the four installations was sold at an average price of $40,000 per system with annual support provided at $5,000 per year. We expect to begin receiving annual support revenue from these prior installations in the first quarter of 2003. Pricing for the Internet product will be based upon usage charges as yet undetermined. Targeted customers are large organizations with in-house print facilities and commercial digital printers who wish to use the technology to drive more customer business to their facility.

Since the acquisition of WMW Communications, we have focused on refining the IRP and IRPlicator software products including the development of an Internet only enabled version that does not require an on-site server installation. We have also focused on integrating Sequiam DMS into the IRP products by incorporating both software programs into one product working together. This is being done by integrating the document management aspects of Sequiam DMS into the unique print capabilities of our IRP products. Additionally, we have allowed Danka Corporation to extensively test the product and we have expended additional effort to incorporate certain changes suggested by them. We are now actively marketing the product to potential value added resellers using our existing resources. We will expand our sales and marketing efforts using the proceeds from the sale of securities to La Jolla Cove Investors, Inc. and if possible, other sources of equity capital we are currently seeking.

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

Sequiam Communications, Inc.
----------------------------

Through Sequiam Communications, Inc. ("Communications"), formerly Brekel Group, Inc., we focus on the following web development products and services:

One service we provide is the development of the Internet site and Extranet for the World Olympian Association (WOA) under its Sequiam Sports brand name in connection with a contract entered into on December 5, 2001. IOC President, Juan Antonio Samaranch, created the World Olympians Association following the Centennial Olympic Congress, Congress of Unity, held in Paris in 1994. It is an independent, global organization representing all Olympians. The WOA was founded to involve the nearly 100,000 Olympians around the world in the activities of the Olympic Movement. The WOA is the Fourth Pillar of the Olympic Community and is supported by the IOC Athletes' Advisory Commission. A copy of our agreement with the WOA is included as an exhibit to this report.

The scope of Extranet is intended to encompass the full digital media program of the WOA, including the delivery of editorial content, on-line membership services, support of WOA sponsor/partner programs and electronic commerce. In connection with that contract, Sequiam Sports is currently implementing the worldwide database for the Official Website of the Community of Olympic Athletes. Under the terms of Communication's contract with the WOA, Sequiam Sports is developing the Extranet at its own cost and expense, and will receive 35% of all sponsorship revenues in addition to 35% of any merchandizing sales prices less fixed costs. The WOA, in turn, has committed to provide support in integrating Sequiam Sports' relationship within the Olympic family, including the International Olympic Committee (IOC), various national Olympic committees
(NOCs), official sponsors of the Olympic Games, the IOC and the NOCs, and the WOA membership. As those relationships develop, we expect to invest more resources into the development of Internet solutions for these entities. We expect to earn a 35% share of the merchandising and sponsorship income derived from the website. The responsibility for revenue is with the WOA because they must provide the products to be sold on the website and follow-up on sponsorship opportunities. The WOA has not been effective at revenue generation and to date, we have not generated any revenue. Regardless, we continue to provide website development and hosting services to the WOA because we believe that our association with the Olympics will be beneficial to future business and because we believe in the Olympic ideals. In addition, Internet services to publishers and printers is an integral part of our information management business, and we believe our relationship with the WOA will generate new business for us. We expect to continue to incur expenses related to the development and ongoing maintenance of Extranet through the duration of the contract.

As an extension of the WOA Extranet project, we formed a limited liability company with Pachyderm Press ("Pachyderm"), the Publisher of the "World Olympian" magazine, in January 2003. The name of the company is Olympian Publications, LLC. Beginning in February 2003, Olympian Publications, LLC started publishing the magazine. Pachyderm will provide all editorial content, and we will contribute all sales, marketing and administrative services to the joint venture. Each member owns 50% and profits are split evenly. We expect to eventually generate revenue by receiving 50% of the net earnings from the magazine subscriptions and advertising revenue. All magazine content is shared with the WOA website. Like our website services for the WOA, Pachyderm Press has the responsibility for generating revenue for the joint venture because it is in charge of generating and maintaining subscriptions and advertising contracts. To date, Pachyderm Press has not been effective at generating revenue, and to date we have not received any revenue. Regardless, we continue to assist Pachyderm Press with content and other business services for the same reasons we continue to provide services to the WOA.

Brekel's FirstPublish brand represented a niche in short-run publications. It offered professional and aspiring authors of books and screenplays a web-based, cost-effective alternative to traditional "vanity press." FirstPublish provided several turnkey publishing services in an affordable package of bundled services that enable authors to produce a finished book. Prior to our acquisition of Brekel, Brekel had ceased actively marketing this product in order to devote its efforts and resources more fully to its opportunities with the WOA. We are in discussions with another publisher who is interested in acquiring this product and the trademark from us.

We ceased our Communications' print on-demand manufacturing operation that we had conducted under the trade name QuestPrint prior to our acquisition of Brekel.

More information about our products and services, as well as copies of our reports and registration statements recently filed with the Securities and Exchange Commission, may be obtained from our web site located at www.sequiam.com.

MARKET FOR OUR PRODUCTS AND SERVICES

We have had no sales from our primary software products. Sales to date have been from secondary services such as our Internet Service Provider, web development and custom software development. We presently have no material contracts to sell our primary software products. Our estimate of the market for our products is based upon market research done by us, and market estimates of the software product given to us by Danka Corporation.

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

DISTRIBUTION OF OUR PRODUCTS AND SERVICES

Sequiam products and services are just now coming to market after a lengthy development period and, to date, have been sold direct from Sequiam and, prior to its acquisition, WMW. We intend to sell our software products through "Value Added Resellers," distributors and marketing alliances.

Value  Added  Resellers (VARs) - Our VARs are and will be software companies and
------------------------------
print equipment manufacturers and distributors with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label Sequiam products. Danka Corporation, our one current VAR, was offering Sequiam products to a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources. They have temporarily ceased offering the products until they have completed product testing, as more fully discussed below. Under the typical agreement between a VAR and Sequiam, we expect to grant to the VAR a non-exclusive license to sell the software products specified in the agreement, and the VAR will grant sublicenses for the use of such software to users of the VAR's applications. The license fees a VAR pays to us are discounted from the license fee charged by the VAR for the use of our software.

We have no written agreements with any VAR to date. Danka Corporation has performed as a VAR in the first four installations of the IRP products. Danka has conducted extensive testing of our IRP products to qualify them for inclusion in its catalog and as a requisite for entering into a VAR agreement. They completed testing satisfactorily and we are now in the process of creating a VAR agreement with them. Danka was recently awarded a contract with the State of Florida for an equipment and software package that included the IRP system. We will require a VAR agreement with Danka before we deliver under that contract.

Through the fiscal year 2002, all revenues received by W.M.W. Communications through Danka as a VAR were prior to our acquisition of the assets from W.M.W. Communications, Inc.

Distributors  -  Sequiam  distributors  are  and  will  be  companies  that sell
------------
technology into geographic regions where Sequiam has no physical presence. Currently, we have one distributor in India selling in India and the Middle East. We intend to grant to distributors the non-exclusive license to sell the software products specified in the distributor agreement, and the distributor will grant a sublicenses for the use of such software. The fees a distributor will pay will be discounted from our standard license fee for the use of our software. To date, no revenues have been received from the distributor in India.

Alliance Partners - Sequiam's "Alliance Partners" will be companies that provide
-----------------
both technology and management consulting and implementation services, but typically will not actually sell software. Alliance Partners who recommend Sequiam products as a service to their clients, should often provide great influence on sales. Alliance Partners will not maintain a financial relationship with Sequiam because they will not receive fees in exchange for their recommendations. The Partners will benefit from such recommendations because Sequiam will, if the occasion arises, refer management consulting services to them. We have no alliance partners at this time.

Sequiam Associate Partners - We will contract with individuals and organizations
--------------------------
that act as independent contractors working in a self-determined territory on a commission-only basis. Targeted candidates will bring with them a strong background in Sequiam's key markets. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts for the sale of Sequiam's solutions. We have no associate partners at this time.

We launched our web site (www.sequiam.com) in 2001 to provide customer leads and to promote our products and services over the Internet. Our web site is also used to provide current customers with information on new products and services, product training dates and company-sponsored seminars. Historically, approximately 100% of our annual revenues have been received through direct sales efforts. We plan to expand those efforts through other distribution channels in 2003. We currently provide our annual report and our periodic SEC filings on our web site.

COMPETITION

We are unaware of competitors whose products perform all of the functions performed by Sequiam's software products. We compete in the market for integrated document management and Internet remote print software with other software companies whose products are used to image, print and manage documents. Our management believes that our products are competitive due to features such as ease of deployment, low overhead and administration, ease of use, integrated application suite, and appeal to broad user requirements.

Our competition with web site development, web site hosting and document management business focus, is from a variety of small to medium-sized industry "specialists" and "generalists." The aerospace, entertainment and imaging industries have created a number of specialized development and application management companies that focus on "niche" markets.

Our sales and marketing plan is to grow more as a "generalist" provider, crossing-over a variety of markets while providing customized solutions for front & back-end development and managed hosting services. Our front-end services involve developing and maintaining content viewed by the public on the Internet. Our back-end services involve developing and maintaining data and software that supports the "front-end" information viewed by the public. Our managed hosting services involve hosting website either on our server or on a customer's server stored at our office. Competitors in this "space" are largely small to mid-sized (6 to 20 staff) companies including; Sales &

Marketing Technologies, Xenedev Development Services, Web-Solvers, Digital Planet, Bridgemore Technologies and Atlantic.net. Additionally, dozens of cottage-industry development companies consume a small amount of the market's development and hosting demand.

None of our competitors are pervasive within the marketplace. In fact, former and larger competitors such as Hydrogen Media, In-Hanse, MPI.net and Datapex have undergone varying levels of downsizing if not bankruptcy within the last two years. The demise of these outfits can be largely attributed to customer service, sales deployment and profitability issues. Our growth plan and business operations are different from these former large competitors and current smaller ones because we are committed and dedicated to the Central Florida market.

OUR CUSTOMERS

The following four institutional customers have licensed Sequiam Software products: Louisiana State University, Florida State University, Volusia County Schools and Seminole County Schools. Our custom software clients are National In-Store and IBM (in association with KnowledgeMax). Our custom web development customers are the World Olympian Association and the Daytona Beach Convention and Visitors Bureau. We provide Internet access and web hosting services for over 700 customers. In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a year or more after that order. The additional orders typically have been either custom programming projects or the purchase of new products as these become available. No customer accounted for more than 10% of our revenues during 2002.

INTELLECTUAL PROPERTY

We have not sought patent protection for any of our products due to the length of the patent application procedure and the necessity to continually develop and improve our software products.

We registered "Sequiam" (as trademark) and "FirstPublish" (as trademark) with the U.S. Patent and Trademark Office, but those registrations were subsequently abandoned. We are not aware of any subsequent registration of those marks by other companies. We are considering reviving those applications.

Contracts under which we license the use and/or sale of our products include confidentiality clauses to protect as trade secrets our products and any information in connection with them.

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

OUR EMPLOYEES

As of December 31, 2002, we employed 22 people. Two of these employees worked in sales and marketing; twelve provided professional services such as training and general product assistance; three worked in product development; and five provided general administrative services. Nineteen employees are working full-time, and three are part-time employees providing technical support and help lines. No employees are represented by a labor union, and we consider our relations with employees to be good.

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

ITEM 5  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

We hereby add the following to Item 5 of our 10-KSB filed on March 28, 2003:

Common  Stock.  On  January 6, 2003, we sold 7,000 shares of common stock to Lee
-------------
Harrison Corbin, an accredited investor, and 3,000 shares of common stock to Yvette Latner, an accredited investor, at a purchase price of $1.00 per share, for total proceeds of $10,000. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Mr. Corbin and Ms. Latner. Based upon information provided to us by Mr. Corbin, we determined that Mr. Corbin was an attorney-in-fact for a trustee of a trust with total assets in excess of $5,000,000, not formed for the specific purpose of acquiring the securities offered, and Mr. Corbin was a sophisticated person, represented by legal counsel, who directed the purchase on behalf of the trust. Based upon information provided to us by Ms. Latner, we determined that she was an accredited investor because she has a net worth of $1,000,000 or more or an annual income of $200,000 or more. Prior to closing the transaction with each purchaser, we supplied information to such purchaser in compliance with Rule 502(b). We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Mr. Corbin and Ms. Latner represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. There were no underwriters, and this offer was closed upon the sale to Mr. Corbin and Ms. Latner.

Common  Stock.  On  February  6, 2003, we sold an aggregate of 266,667 shares of
-------------
our common stock to one accredited investor, Mr. Walter H. Sullivan, III, at a price of $0.75 per share, for proceeds of $200,000, less a commission of $20,000 paid to Cane Consulting, for net proceeds of $180,000. In connection with this transaction, we issued a warrant to purchase an additional 600,000 shares of common stock at a purchase price of $1.50 per share for a period of four years. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Mr. Sullivan. Based upon information provided to us by Mr. Sullivan, we determined that he was an accredited investor because he has a net worth of $1,000,00 or more or an annual income of $200,000 or more. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Sullivan in compliance with Rule 502(b). We had a prior business relationship with Mr. Sullivan. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Sullivan. The offer to Mr. Sullivan was substantially different from the offer made to Mr. Corbin and Ms. Latner because of the difference in price and because we offered as part of the sale a warrant for an additional 600,000 shares of common stock.

Common Stock.  On February 28, 2003, we issued 318,471 shares of common stock to
------------
W.M.W. Communications, Inc. ("WMW"), as partial consideration for the acquisition of its business pursuant to the Asset Purchase Agreement. In connection with such sale, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This was a unique offer made exclusively to WMW for the sole purpose of acquiring the assets of WMW. Based upon information provided to us by WMW, we determined that there were three equity owners of WMW, and none of those owners were accredited investors. Prior to closing the transaction, we supplied information to WMW in compliance with Rule 502(b). We had a prior business relationship with WMW, and we did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. WMW represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon closing the acquisition of the assets from WMW on February 28, 2003.

Common  Stock.  On February 28, 2003, we issued 50,000 shares of common stock to
-------------
Mr. John Leder for services rendered pursuant to a Consulting Agreement dated November 25, 2002. If available, we are obligated to register the sale of the 50,000 shares of common stock using Form S-8, and we intend to do so within 14 days of the effective date of this registration statement. In connection with such sale, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This was a unique offer made only to Mr. Leder for the sole purpose of obtaining the unique personal services of Mr. Leder. Because this was an isolated offer made to only one person, we did not determine if Mr. Leder was an accredited investor. Prior to executing the consulting services agreement, we supplied information to Mr. Leder in
compliance  with  Rule  502(b).   We did not publish any advertisement, article,
notice or other communication intended for public distribution regarding our intent to make this offering. Mr. Leder represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. There were no underwriters, and no commissions were paid in connection with this offering. The offer was closed upon signing the agreement with Mr. Leder.

Debenture  and Warrant.  We entered into a Securities Purchase Agreement with La
----------------------
Jolla Cove Investors, Inc. (the "Investor"), dated March 5, 2003, pursuant to which we issued to the Investor an 8% Convertible Debenture in the principal amount of $300,000, and a Warrant to Purchase Common Stock for the purchase of 2,000,000 million shares of common stock. To date, we have received only $150,000 of the total principal amount of $300,000 to be disbursed to us by the Investor. The Investor is obligated to disburse the remaining principal amount of $150,000 upon effectiveness of a registration statement to be filed to register the sale of the underlying common stock to be issued upon conversion of the debenture and the exercise of the warrant. In connection with such sale, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Based upon information provided to us by the Investor, we determined that it was an accredited investor because it had net assets in excess of $5,000,000. Prior to completing the sale, we supplied information to the Investor in compliance with Rule 502(b). The
Investor represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule
144. There were no underwriters, and no commissions were paid in connection with this offering. The offer was closed upon closing the transaction with the Investor.

We are obligated to register the sale of the underlying common stock to be issued upon conversion of the debenture and the exercise of the warrant. Upon the effective date of the registration, we will receive the balance of the principal amount of the debenture, $150,000, provided the Market Rate of our stock at that time is $0.10 or greater.

The total number of shares of common stock to be issued to the Investor depends upon the market price of stock at the time the debenture is converted. Under the terms of the debenture, the conversion price is the lesser of $0.50 per share or 80% of market value ("Discount Multiplier"), but the company has the option of prepaying any portion of the debenture prior to conversion if the conversion price is equal to or less than $0.50. The Investor may convert a maximum of 10% of the principal into our common stock during any month.

The Investor also received a warrant to purchase up to 10 times the number of shares of our common stock issued upon conversion of the debenture, at an exercise price of the lesser of 80% of market value or $1.50 per share, but in no event less than $0.50. This warrant could raise up to an additional $9 million for our company if exercised. As of the date of filing this report, Investor had not converted any portion of the debenture, and no shares of our common stock have been issued. Following the effectiveness of registration statement, we have the right to cause the Investor to convert up to 5% of the debenture and exercise the related warrants (10 times the number of shares of common stock), per month.

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

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Year Ended December 31, 2002 compared to Year Ended December 31, 2001.
----------------------------------------------------------------------

Our financial statements include revenue from Sequiam, Inc. during 2001 (prior to our acquisition of Sequiam, Inc.) because for accounting purposes, our acquisition of Sequiam, Inc. was treated as a recapitalization of Sequiam Corporation. Our financial statements do not include revenue from Brekel Group, Inc., prior to our acquisition of Brekel Group, Inc. on July 19, 2002, because we acquired the assets and not the business of Brekel. We determined that we acquired the assets and not the business because all of Brekel' operations were ceased prior to the acquisition.

REVENUES

We derive or plan to derive our revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. We have not yet generated revenue from the sale and licensing of our software products. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement, software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and
(d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services are long-term in nature, and revenues are recognized based on the percentage of completion method with progress to completion measured upon labor hours incurred. Web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue increased to $358,470 for the year ended December 31, 2002 from $-0- for the year ended December 31, 2001.

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

We observe that large organizations are becoming more interested in warehousing documents for ease of access by its many users. As such, we believe that our DMS product is viable. However we have also observed a number of competing products by companies with greater resources than ours. Our competitors typically add the document management feature into a complimentary suite of software products. As a result, we do not see great market for our Sequiam DMS as a stand alone product, and in response, we are integrating it into our IRP product line.

We also observe that many large organizations are beginning to analyze the cost of their own printing equipment. The $0.05 to $0.08 cost per page of their own equipment can be far in excess of the $0.01 to $0.02 achievable on high volume digital machines either owned in-house or outsourced. The resistance of our potential customers to implement changes has been both a lack of convenience due to a lack of direct connectivity and as a result, poor turnaround times. Our IRP software allows users to print directly to remote printers thereby solving the connectivity problem and allowing large organizations to realize savings that run into many thousands of dollars per month. We think that trend will continue, and as a result, more competitors will enter the market. We presently have no direct competition for this product.

To date, users of our IRP system sold prior to our acquisition of W.M.W. Communications have realized dramatic print cost savings. In the example of the two school district clients, print volumes of as much as 10,000,000 images per month in over 100 schools and administrative offices have been redirected from desktop printers to the District's central print facility at an average savings of $0.045 per image or $450,000 per month. In one such school district demand exceeded the print facility's capacity such that they were again required to use the IRP software to outsource the overflow to a commercial print company.

Each of the four installations was sold prior to our acquisition of W.M.W. Communications at an average price of $40,000 per system with annual support provided at $5,000 per year. Pricing for the Internet product will be based upon usage charges as yet undetermined. Targeted customers are large organizations with in-house print facilities and commercial digital printers who wish to use the technology to drive more customer business to their facility.

The trend in Internet access is towards broadband access. Dial up service will eventually become obsolete. As a result, we have seen the revenues from our Access Orlando brand steadily decline. We plan to sell that business to any one of several large Internet access providers. We acquired that business from WMW Communications, but we do not consider it to be a part of our long term business plan. We expect to concentrate on software, database and web development products.

We have an agreement with Pachyderm Press, the publisher of the World Olympian Magazine, to share revenues and expenses of publication and to share with them content from our website production. Pachyderm has an agreement with the WOA to Publish the magazine, and we have an agreement to publish and host their website. We expect to earn a 35% share of the merchandising and sponsorship income derived from the website and 50% of the net earnings from the magazine subscriptions and advertising revenue. In the case of the website, the responsibility for revenue generation is with the WOA and in the case of the magazine, the responsibility for revenue generation is with Pachyderm Press. Neither the WOA or Pachyderm Press has been effective at revenue generation and to date, we have not received any revenues from these agreements. Regardless, we continue to provide website development and hosting services to the WOA, and we continue to assist Pachyderm Press with content and other business services. We continue to perform our duties because we believe that our association with the Olympics will be beneficial to future business and because we believe in the Olympic ideals. Publishing is not a part of our overall business plan, but Internet services to publishers and printers is an integral part of our information management business segment.


OPERATING  EXPENSES

Operating expenses increased by $754,988 (103%), from $729,496 for the year ended December 31, 2001 to $1,484,484 for the year ended December 31, 2002. This increase is explained below.

Selling, general and administrative expenses increased $544,974 (106%) from $511,969 in 2001 to $1,056,943 in 2002. We increased our selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services such as legal and accounting fees, and corporate travel expenses as a result of expanding our operations, our merger with Sequiam Corporation and our acquisitions of Brekel Group and Access Orlando. We also increased expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products and introduced web development, web hosting and Internet access services.

Software and web development costs increased $88,992 (43%) from $205,831 in 2001 to $294,823 in 2002, due to the expansion of the development staff from three in 2001 to twelve in 2002. This expansion of staff was needed to expand our products and services and to keep pace with new industry developments and the continued need to improve features and functionality of the Sequiam products.

We have grown from 2 employees at December 31, 2001 to 22 at December 31, 2002, largely as a result of the acquisition of Brekel Group, Inc. and WMW Communications. The addition of the employees has negatively impacted liquidity and cash flow for the year ended December 31 2002. We can further expect that payroll will be a burden through much of 2003 as we attempt to raise the additional capital necessary to get our products to market. The payroll burden will diminish dramatically after we establish a regular sales cycle of the software products because our ongoing support costs will be minimal compared to our development costs. We expect to distribute our products through VAR's and other resellers. As a result, we do not expect to increase personnel and related expenses as we go to market with our software.

DEPRECIATION  EXPENSE

Depreciation expense increased by $121,022, from $11,696 in 2001 to $132,718 in 2002, as a result of depreciation on assets acquired from Brekel. We see no upward trend in this cost as we have the infrastructure needed to carry on our business.


INTEREST  EXPENSE

Interest expense increased by $20,549, from $1,192 in 2001 to $21,741 in 2002, as a result of an increase in loans from shareholders and a note payable related to leasehold improvements acquired from Brekel Group in July 2002. We see only a slight upward trend in our interest expense as a result of the debenture issued to La Jolla Cove Investors, Inc. We expect to raise additional equity capital through the sale of common stock as opposed to convertible debt securities or traditional loans. However, the debenture issued to La Jolla Cove Investors, Inc., may not be converted to equity until we have accrued significant interest expense. We intend to pay the interest expense as opposed to converting the interest accrued to equity. As a result, we may experience an additional increase in our interest expenses during the remainder of 2003 and into 2004.

NET  LOSSES

Sequiam Corporation incurred net losses of $1,158,732 and $730,688 for the years ended December 31, 2002 and 2001, respectively. We expect to incur additional net losses throughout 2003 as we introduce our products to the marketplace.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents increased to $85,922 as of December 31, 2002 from $-0-as of December 31, 2001. Net cash used in operating activities was $278,211 for the year ended December 31, 2002, as a result of the net loss during the period of $1,158,732 and decreases in accrued expenses of $189,768, which was partially offset by increases in accounts payable and accrued shareholder salaries totaling $702,782 and non-cash expenses and losses totaling $297,484. Net cash provided by investing activities was $29,098 for the year ended December 31, 2002, primarily due to proceeds from the sale of equipment of $103,351 offset by software development costs of $51,705 for the Sequiam DMS product.

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

Current liabilities of $2,649,813 exceed current assets of $304,143 by $2,345,670. Of that amount, $1,650,242 or 62.2% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities, is $288,457 due to WMW Communications for its acquisition, of which $150,000 was paid in the form of common stock. WMW has indicated its willingness to wait for the remaining $138,457 of payment until cash flow allows, but we have not reached any formal agreement to defer payment. Also included in current liabilities is $711,114 of accounts payable and accrued expense, most of which accrue to Brekel Group, Inc. and are the subject of continued workout arrangements. Approximately $200,000 of accounts payable are active current liabilities that are provided for with over $300,000 in current assets which yields an average of $100,000 in positive working capital.

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's print and publishing operations prior our acquisition of Brekel, effective July 1, 2002, we entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,291,092 as of December 31, 2002 represents $893,112 of deferred rent and $397,980 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%. Variables that could impact the amount due under the note related to deferred rent include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the year ended December 31, 2002 was $93,558 and $27,069 for the period from inception through December 31, 2001. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

Year                                                  Rentals   Maturities
----                                                  -------   ----------
2003                                                 $115,600  $         0
2004                                                  117,334       96,429
2005                                                  120,854      188,341
2006                                                  124,480      199,957
2007                                                  128,214      212,384
Thereafter                                            339,169      593,981
                                                     --------  -----------
                                                     $945,651  $ 1,291,092
                                                     ========  ===========

During the year ended December 31, 2002, we incurred a net loss of $1,158,732 and used $278,211 of cash in operating activities. As of December 31, 2002, we had an accumulated deficit of $1,911,653, total stockholders' deficit of $1,833,625, and negative working capital of $2,345,670.

On February 6, 2003, we sold an aggregate of 266,667 shares of our common stock to one accredited investor, Mr. Walter H. Sullivan, III, at a price of $0.75 per share, for proceeds of $200,000, less a commission of $20,000 paid to Cane Consulting, for net proceeds of $180,000. In connection with this transaction, we issued a warrant to purchase an additional 600,000 shares of common stock at a purchase price of $1.50 per share for a period of four years. On February 28, 2003, we issued 318,471 shares of common stock to W.M.W. Communications, Inc. ("WMW"), as consideration for the acquisition of its business pursuant to the Asset Purchase Agreement which reduced our obligation to WMW by $150,000.

We entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (the "Investor"), dated March 5, 2003, pursuant to which we issued to the Investor an 8% Convertible Debenture in the principal amount of $300,000, and a Warrant to Purchase Common Stock for the purchase of 2,000,000 million shares of common stock. To date, we have received only $150,000 of the total principal amount of $300,000 to be disbursed to us by the Investor. The Investor is obligated to disburse the remaining principal amount of $150,000 upon effectiveness of a registration statement to be filed to register the sale of the underlying common stock to be issued upon conversion of the debenture and the exercise of the warrant.

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

The Investor also received warrants to purchase up to 10 times the number of shares of our common stock issued upon conversion of the debenture, at an exercise price of the lesser of 80% of market value or $1.50 per share, but in no event less than $0.50. These warrants could raise up to an additional $9 million for the company if exercised. As of the date of filing this report, Investor had not converted any portion of the debenture, and no shares of our common stock have been issued. The total number of shares of common stock to be issued to the Investor depends upon the market price of stock at the time the debenture is converted. Following the effectiveness of registration statement, we have the right to cause the Investor to convert up to 5% of the debenture and exercise the related warrants (10 times the number of shares of common stock), per month.

We will need minimal additional capital of approximately $500,000 to continue operations during the next twelve months without significant new product sales given that our monthly cash requirements currently exceed cash provided by operations by approximately $40,000 per month. Our management is undertaking several initiatives to address our liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and other revenue sources; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) continued efforts to obtain additional debt and/or equity financing and; (4) continued efforts to reduce operating costs. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months. We will not be able to meet our operating expenses without additional capital, and therefore, we will need to curtail operations and reduce the number of our employees if we do not raise the additional capital through the sale of equity or debt financing.

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


/s/ Gallogly, Fernandez & Riley, LLP

Orlando, Florida

February 21, 2003, except for Note 8 as to which the date is March 7, 2003

                            Sequiam Corporation and Subsidiaries

                                Consolidated Balance Sheets

                                                                         December 31,
                                                                         ------------
                                                                       2002         2001
                                                                   ------------  ----------
ASSETS:
Current assets
  Cash                                                             $    85,922   $
  Receivables, net of allowance for bad debts of $5,000 and $0          41,141
  Equipment held for sale                                              177,080
                                                                   ------------  ----------
Total current assets                                                   304,143
                                                                   ------------  ----------

Property and equipment, net                                          1,375,398      69,796
Software development costs                                             131,939      80,234
Acquired software                                                      288,000
Deposits and other assets                                                7,800
                                                                   ------------  ----------
Total assets                                                       $ 2,107,280   $ 150,030
                                                                   ============  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Amount due for acquisition                                       $   288,457   $
  Accounts payable                                                     646,331
  Accrued expenses                                                      64,783
  Loans from shareholders                                              795,450     627,718
  Accrued shareholders' salaries                                       854,792     253,000
                                                                   ------------  ----------
Total current liabilities                                            2,649,813     880,718
                                                                   ------------  ----------

Long-term debt                                                       1,292,092
                                                                   ------------  ----------
Total liabilities                                                    3,940,905     880,718
                                                                   ------------  ----------

Commitments and contingencies

Shareholders' deficit:
  Preferred shares, par value $.001;
    50,000,000 shares authorized; none issued                                -
  Common shares, par value $.001;
    100,000,000 shares authorized; 35,462,609
    and 24,233,000 shares issued and outstanding                        35,463      24,233
  Additional paid-in capital                                            42,565           -
  Stock subscriptions receivable                                             -      (2,000)
  Accumulated deficit                                               (1,911,653)   (752,921)
                                                                   ------------  ----------
Total shareholders' deficit                                         (1,833,625)   (730,688)
                                                                   ------------  ----------
Total liabilities and shareholders' deficit                        $ 2,107,280   $ 150,030
                                                                   ============  ==========

See accompanying notes to consolidated financial statements

                        Sequiam Corporation and Subsidiaries

                        Consolidated Statements of Operations



                                                                         Period from
                                                                          inception
                                                                         (January 23,
                                                            Year ended  2001) through
                                                           December 31,  December 31,
                                                               2002          2001
                                                           ------------  ------------
Net sales                                                  $   358,470   $         -

Costs and expenses:
  Selling, general and administrative                        1,056,943       511,969
  Software and web development costs                           294,823       205,831
  Depreciation                                                 132,718        11,696
                                                           ------------  ------------
                                                             1,484,484       729,496
                                                           ------------  ------------
Loss from operations                                        (1,126,014)     (729,496)

Loss on sale of equipment                                      (10,977)            -
Interest expense                                               (21,741)       (1,192)
                                                           ------------  ------------
Net loss                                                   $(1,158,732)  $  (730,688)
                                                           ============  ============

Net loss per common share:
  Basic and diluted                                        $     (0.04)  $     (0.04)

Shares used in computation of net loss per common share -
  Basic and diluted                                         29,350,902    20,000,000


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



                                                   Common Shares
                                               ----------------------
                                                                         Additional      Stock
                                                  Shares       Par        Paid-in     Subscription   Accumulated
                                               Outstanding    Value       Capital      Receivable      Deficit        Total
                                               --------------------------------------------------------------------------------
Balance at December 31, 2001, as previously
reported                                         4,733,000   $ 4,733   $    123,007   $         -   $  (127,740)  $          -
Recapitalization                                19,500,000    19,500       (123,007)       (2,000)     (625,181)      (730,688)
                                               --------------------------------------------------------------------------------
Balance at December 31, 2001, as
restated                                        24,233,000    24,233              -        (2,000)     (752,921)      (730,688)
Correction of shares from
recapitalization                                    17,000        17            (17)            -             -              -
Payment of stock Subscription
receivable                                               -         -              -         2,000             -          2,000
Common stock issued for acquisition of Brekel
on July 19, 2002                                12,153,261    12,153     13,563,040             -             -     13,575,193
Constructive dividend to Brekel
shareholders                                             -         -    (13,579,747)            -             -    (13,579,747)
Repurchase and retirement of shares             (1,000,000)   (1,000)             -             -             -         (1,000)
Common stock issued for services                    59,348        60         59,289             -             -         59,349
Net loss                                                 -         -              -             -    (1,158,732)    (1,158,732)
                                               --------------------------------------------------------------------------------
Balance at December 31, 2002                    35,462,609   $35,463   $     42,565   $         -   $(1,911,653)  $ (1,833,625)
                                               ================================================================================


See accompanying notes to consolidated financial statements

                      Sequiam Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                Period from
                                                                 inception
                                                                (January 23,
                                                   Year ended  2001) through
                                                   December 31, December 31,
                                                       2002         2001
                                                   ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(1,158,732)  $(730,688)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation                                           132,718      11,696
Operating disbursements paid by related party           89,440     465,992
Issuance of common stock in exchange for services       59,349           -

Loss on sale of assets                                  10,977           -
Provision for bad debts                                  5,000           -
Decrease in accounts receivable                         67,308           -
Decrease in other assets                                 2,625           -
Increase in accounts payable                           100,990           -
Increase in accrued shareholders salaries              601,792     253,000
Decrease in other accrued expenses                    (189,678)          -
                                                   ------------------------
Net cash used for operating activities                (278,211)          -
                                                   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases                                    (11,005)          -
Proceeds from sale of equipment                        103,351           -
Payment for acquisition                                (11,543)          -
Software development costs capitalized                 (51,705)          -
                                                   ------------------------
Net cash provided by investing activities               29,098           -
                                                   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans                        669,500           -
Payments on shareholder loans                         (321,000)          -
Payment of stock subscription receivable                 2,000           -
Repayment of notes payable                             (14,465)          -
Repurchase common shares                                (1,000)
                                                   ------------------------
Net cash provided by financing activities              335,035           -
                                                   ------------------------
Increase in cash                                        85,922           -
Cash, beginning of period                                    -           -
                                                   ------------------------
Cash, end of period                                $    85,922   $       -
                                                   ========================

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

MERGER WITH BREKEL GROUP, INC.

Effective July 19, 2002 ("date of acquisition"), Sequiam Corporation acquired 94.54% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of Sequiam Corporation common stock, pursuant to a Stock Exchange Agreement and Plan of Organization, dated June 17, 2002 (the "Agreement"). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, the majority shareholder of Brekel returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. Sequiam Corporation acquired 630,998 or 4.84% of the remaining issued and outstanding common shares of Brekel on December 16, 2002 for a total of 12,153,261 shares or 99.38% of Brekel's issued and outstanding common shares. The acquisition of Brekel was accounted for as a purchase of the assets and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. The excess of the purchase price ($13,575,193) over the carrying value of the net liabilities acquired ($4,554) of $13,579,747 was accounted for as a constructive dividend to the Brekel shareholders. Goodwill was not recognized on the transaction because Sequiam and Brekel were under common control. The purchase was determined based on the 12,153,261 shares issued times $1.12, the average closing stock price of Sequiam Corporation common stock on and around June 17, 2002, the date the agreement was signed and agreed to by the majority shareholders. Under the terms of the agreement, Sequiam repurchased and retired one million of its common shares from Brekel at par value.

The following table summarizes the estimated carrying values of the assets acquired and liabilities assumed at the date of acquisition.

Current and other assets                                             $  520,032
Equipment held for disposal                                             268,456
Equipment under capital leases held for disposal                      1,656,009
Property and equipment                                                1,643,962
                                                                     -----------
Total assets acquired                                                 4,088,459
                                                                     -----------
Current liabilities                                                   2,869,583
Long-term debt                                                        1,223,430
                                                                     -----------
Total liabilities assumed                                             4,093,013
                                                                     -----------
Net liabilities acquired                                             $   (4,554)
                                                                     ===========

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

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint and publishing operations under the trade name FirstPublish prior to its acquisition by Sequiam Corporation. As a result $1,885,936 of equipment was returned to the manufacturer on August 1, 2002 and the related capital leases of $1,656,009 were written off. The loss on the return of this equipment to the lessor of $229,927 reduced equipment under capital leases held for disposal in the Brekel acquisition since the assets were impaired prior to the acquisition. In addition, Brekel entered into a lease forbearance agreement and a liability of $893,112 was recognized in accordance with EITF 95-3 upon the acquisition of Brekel's assets for lost rents to be paid to the landlord in the form of a note payable as a result of ceasing Brekel's operations (see Note 5).

ACQUISITION  OF  THE  ASSETS  OF  ACCESS  ORLANDO

Effective November 1, 2002 Sequiam Software, Inc., acquired all of the assets of W.M.W. Communication, Inc.("WMW"), doing business as Access Orlando. The purchase price of $300,000 is to be paid $150,000 in cash and $150,000 in Sequiam common shares valued at the date of closing, on February 13, 2003. The cash was paid $55,000 on or before closing ($11,542 prior to December 31, 2002) and installments of $45,000 and $50,000 are due fifteen and ninety days after the February 13, 2003 closing date. At December 31, 2002, $288,457 was due to WMW in connection with this acquisition and was recorded as a current liability in the accompanying balance sheet. The acquisition was accounted for as a purchase of the business of WMW and the excess of the purchase price over the fair value of the assets acquired of $288,000 was allocated to the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator ("IRPlicator"). IRP is a software product that allows computer users to print remotely to any printer via the Internet.

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

REVENUE  RECOGNITION

The Company derives or plans to derive revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. As of December 31, 2002, the Company has not yet generated revenues from the sale or licensing of software products. Software license revenue will be recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services are long-term in nature and revenues are recognized based on the percentage of completion method with progress to completion measured based upon labor hours incurred. Web development services are typically performed over a period ranging from a few days to a few weeks and revenues are recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from the customers in advance of amounts earned will be deferred and recorded as a liability.

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

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                   2002       2001
                                                ----------  ---------
     Leasehold improvements                     $1,126,769  $      -
     Office furniture and fixtures                 395,398    40,748
     Computer equipment                            127,294    21,112
     Purchased software                            192,213    19,632
                                                ----------  ---------
                                                 1,841,674    81,492
     Less accumulated depreciation                 466,276   (11,696)
                                                ----------  ---------
                                                $1,375,398  $ 69,796
                                                ==========  =========

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

4. INCOME TAXES

We have estimated net operating loss carryforwards ("NOLs")for federal income tax purposes of approximately $8,774,000 at December 31, 2002. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2020 through 2022. However, as a result of certain acquisitions, the use of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code. Treasury Regulation 1.1502-21 regarding separate return limitation years may further limit these NOLs.

The following is a reconciliation of income taxes at the federal statutory rate of 34% to the provision for income taxes as reported in the accompanying consolidated statement of operations:

                                                                         Period from
                                                                          inception
                                                                        (January 23,
                                                              Year end  2001) through
                                                              December   December 31,
                                                              31, 2002       2001
                                                            ------------  ----------
Income tax benefit computed at the federal statutory rate   $  (394,100)  $(248,500)
Deferred tax asset acquired                                  (2,935,200)          -
State income tax benefit, net of federal benefit               (355,300)    (26,500)
Increase in valuation allowance                               3,684,600     275,000
                                                            ------------  ----------
Income tax expense (benefit)                                $         -   $       -
                                                            ============  ==========

The components of the deferred income tax asset and liability are as follows at December 31,

Deferred tax assets:                                            2002         2001
                                                            ------------  ----------
Accrued shareholder salaries                                $   321,700   $  95,300
Deferred Lease Obligation                                       336,100           -
                                                            ------------  ----------
Net operating loss carryforward                               3,301,800     179,700
Valuation allowance                                          (3,959,600)   (275,000)
                                                            ------------  ----------
Net deferred tax assets                                     $         -   $       -
                                                            ============  ==========

Valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established a valuation allowance in the amount of $3,959,600 against its net deferred tax assets at December 31, 2002. The valuation allowance increased $3,684,600 and $275,000 during the year ended December 31, 2002 and period from inception through December 31, 2001, respectively.

5. LONG-TERM DEBT AND LEASE COMMITMENT

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's print and publishing operations prior to the Company's acquisition of Brekel (see Note 1), effective July 1, 2002 Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the forbearance agreement, the Company makes monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, the Company executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,291,092 as of December 31, 2002 represents $893,112 of deferred rent and $397,980 of tenant improvements. Payments on the note commence July 1, 2004 and are amortized through June 1, 2010 with interest at 6%. Variables that could impact the amount due under the note related to deferred rent include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the year ended December 31, 2002 was $376,118 and $27,069 for the period from inception through December 31, 2001. The minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year                                                        Rentals   Maturities
----                                                        --------  -----------
2003                                                        $115,600  $         0
2004                                                         117,334       96,429
2005                                                         120,854      188,341
2006                                                         124,480      199,957
2007                                                         128,214      212,384
Thereafter                                                   339,169      593,981
                                                            --------  -----------
                                                            $945,651  $ 1,291,092
                                                            ========  ===========

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

7.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                                                         Period from
                                                                                          inception
                                                                                         (January 23,
                                                                            Year ended  2001) through
                                                                            December 31, December 31,
                                                                                2002        2001
                                                                             -----------  -----------
Supplemental cash flow information:
-----------------------------------
Cash paid for interest                                                            11,563            -


Non-cash investing and financing activities:
--------------------------------------------
Disbursements paid by related party for operating and investing activities   $    89,440  $   627,718
Subscription receivable for common shares                                              -  $     2,000
Common shares issued for acquisition of Brekel Group, Inc.                   $13,575,193            -
Net liabilities acquired from Brekel (see Note 1)                            $     4,554            -
Return of leased equipment and capital lease obligation                      $ 1,656,009            -
Amount due for assets acquired from Access Orlando (see Note 1)              $   288,457            -


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

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

We hereby add the following to Item 9 of our 10-KSB:

             Name                Age                        Position
             ----                ---                        --------
James w. Rooney                  60          President of Sequiam Software, Inc.

Mr. James Rooney, in addition to his role as President of Sequiam Software Inc., will lead the development of federal systems business for Sequiam Corporation. Since 1985, he has been the President of Intercon Corporation, a governmental contracting specialist. He had been a Naval Aviator and government systems specialist for twenty years prior. Mr. Rooney holds a Bachelor's Degree from the University of Denver, a Masters Degree in Operations Research and a Masters Degree in Systems Acquisition Management from the Naval Post Graduate School. He is also a graduate of the Navy Test Pilot School. He will introduce Sequiam products into the Department of Defense and other government agencies and contractors. Jim has been a principal consultant to major aerospace companies pursuing weapon systems contracts. In that capacity, he developed position papers to support congressional funding, prepared presentations for industry executives and managed programs. He has an intimate understanding of how programs are built, funded and awarded. Mr. Rooney will leverage that experience on behalf of Sequiam Corporation.

We currently have no independent directors because all directors beneficially own stock in our company. As a result, our board of directors is unable to rely upon an independent director to resolve any conflicts of interests between the interest a director may have personally as a stockholder and the fiduciary obligations the director may have to our company. For example, when taking actions that may directly affect our stockholders, such as decisions to make distributions, to approve mergers or to approve other reorganizations, our directors will not have the benefit of input form an independent director. Furthermore, our directors must comply with Section 310(a) of the California Corporation Code when authorizing any such action. Because we do not have an independent director, any such action must meet the requirements of Section
310(a)(1)  or  Section  310(a)(3)  of  the  California Corporation Code, because
Section 310(a)(2) of the California Corporation Code is not available. Section 310 provides as follows:

     (a) No contract or other transaction between a corporation and one or more of its directors, or between a corporation and any corporation, firm or association in which one or more of its directors has a material financial interest, is either void or voidable because such director or directors or such other corporation, firm or association are parties or because such director or directors are present at the meeting of the board or a committee thereof which authorizes, approves or ratifies the contract or transaction, if (1) The material facts as to the transaction and as to such director's interest are fully disclosed or known to the shareholders and such contract or transaction is approved by the shareholders (Section 153) in good faith, with the shares owned by the interested director or directors not being entitled to vote thereon, or (2) The material facts as to the transaction and as to such director's interest are fully disclosed or known to the board or committee, and the board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote sufficient without counting the vote of the interested director or directors and the contract or transaction is just and reasonable as to the corporation at the time it is authorized, approved or ratified, or (3) As to contracts or transactions not approved as provided in paragraph (1) or (2) of this subdivision, the person asserting the validity of the contract or transaction sustains the burden of proving that the contract or transaction was just and reasonable as to the corporation at the time it was authorized, approved or ratified. A mere common directorship does not constitute a material financial interest within the meaning of this subdivision. A director is not interested within the meaning of this subdivision in a resolution fixing the compensation of another director as a director, officer or employee of the corporation, notwithstanding the fact that the first director is also receiving compensation from the corporation.

We are currently seeking to elect or appoint an independent director, but we cannot guaranty that we will be able to do so. We believe it is unlikely we will find a willing person to serve as an independent director until we obtain liability insurance for our officers and directors.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets forth all cash compensation paid or accrued by Sequiam, as well as certain other compensation, paid or accrued, during each of Sequiam's last two fiscal years to the Chief Executive Officer and to the other executive officers whose total annual salary and bonus paid or accrued exceeded $100,000. Directors who are also employees receive no compensation for serving on the Board of Directors.

-------------------------------------------------------------------------------------------
                                                     Annual   Long Term       All Other
Name and Position              Year  Annual Salary   Bonus   Compensation  Compensation(1)
-------------------------------------------------------------------------------------------
Nicholas VandenBrekel,         2001  $      137,500     -0-           -0-  $          8,400
President, CEO, Chairman       2002  $      158,750     -0-           -0-  $         14,400
-------------------------------------------------------------------------------------------
Mark Mroczkowski, Senior Vice  2001  $      137,500     -0-           -0-  $          7,200
President, CFO                 2002  $      156,250     -0-           -0-  $          8,000
-------------------------------------------------------------------------------------------

Footnote:

(1) Compensation shown in this column was earned by accruing the automobile allowances provided in the employment agreements.

None of the annual salary amounts shown above were paid in 2001 or 2002 and remain accrued at December 31, 2002.

On October 1, 2002, Mr. VandenBrekel and Mr. Mroczkowski entered into amended and restated employment agreements with Sequiam Corporation and its subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in our benefit plans. No bonuses have been paid and no criteria for determining bonuses has been established by our directors. We do not intend to pay bonuses for the calendar year 2003. Full time employment is a requirement of the contract. In the event that a change in control of any related company occurs without the prior approval of our then existing Board of Directors, then these contracts will be deemed terminated and we will owe termination compensation to each employee consisting of a $5 million lump sum cash payment plus five annual payments of $1 million, each. Each of Mr. VandenBrekel and Mr. Mroczkowski may terminate their respective employment agreement without cause upon 30-day advance written notice.

Mr. Alan McGinn was hired as the CTO of Sequiam Software, Inc., pursuant to an employment agreement dated as of December 1, 2002. Mr. McGinn did not begin to earn compensation until March 1, 2003. Pursuant to our agreement with Mr. McGinn, he will earn a base salary of $75,000, and we are obligated to adopt a qualified stock option plan for our senior executive officers that will include the following stock options to Mr. McGinn: 500,000 shares of our common stock, to be vested one-third (1/3) at the end of twelve (12) months, and one-third (1/3) at the end of each subsequent twelve-month period. Each option will expire five (5) years after we adopt the plan. The option price per share will equal the average closing trading price per share for the ten (10) day trading period immediately preceding the granting of the options. If we do not adopt a qualified stock option plan by June 30, 2003, the employee may elect to participate in a plan adopted after June 30, 2003, or, receive a cash compensation payment intended to similarly compensate Mr. McGinn as if the stock option plan had been adopted. Mr. McGinn may terminate his employment agreement without cause upon 30-day advance written notice.

Compensation  Committee
-----------------------

We currently do not have a compensation committee of the Board of Directors. Executive compensation is determined by the Board of Directors as a whole. Currently, we do not have any independent directors who can evaluate the reasonableness of executive compensation without regard to his or her own compensation paid by our company.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of March 7, 2003, certain information with respect to the beneficial ownership of our common stock by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                   Shares Beneficially   Percentage of Shares
                Name                      Owned            Beneficially Owed
                ----                      -----            -----------------
Nicholas VandenBrekel                       18,325,000                 50.75%
Mark Mroczkowski                             4,957,000                 13.73%
James Rooney                                   526,666                  1.44%
Officers and Directors as a group           23,808,666                 65.92%
Optimix Technology Fund, N.V.                2,666,666                  7.39%

ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On April 1, 2002, we acquired Sequiam Software, Inc. (formerly known as Sequiam, Inc.). This transaction was accounted for as a recapitalization of Sequiam
Corporation and the results of operations and cash flows presented in our financial statements prior to the acquisition are those of Sequiam, Inc. The following table shows the number of shares received by our directors and executive officers as a result of this transaction.

          NAME             COMMON STOCK   PERCENT OF   COMMON STOCK      PERCENT OF
                          BEFORE CLOSING    CLASS     AFTER CLOSING        CLASS
-----------------------------------------------------------------------------------
Nicholas H. VandenBrekel               0          0%   15,000,000 (1)      61.90%
-----------------------------------------------------------------------------------
Mark Mroczkowski                       0          0%    5,500,000 (2)      22.70%
-----------------------------------------------------------------------------------
James Rooney                           0          0%       500,000          2.06%
-----------------------------------------------------------------------------------
Brekel Group, Inc.                     0          0%     1,000,000          4.13%
-----------------------------------------------------------------------------------

Footnotes:
---------

(1) At the time of the transaction, Nicholas H. VandenBrekel served as an officer and director of Brekel Group, Inc., and therefore 15,000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held by Brekel Group, Inc. were returned to treasury and cancelled upon Sequiam Corporations acquisition of Brekel Group, Inc. in July 2002.
(2) At the time of the transaction, Mark Mroczkowski served as an officer and director of Brekel Group, Inc., and therefore 5,5000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held be Brekel Group, Inc. were returned to treasury and cancelled upon Sequiam Corporations acquisition of Brekel Group, Inc. in July 2002.

In July 2002, we acquired Sequiam Communications, Inc. (formerly known as Brekel Group, Inc.) in a tax-free exchange of stock. The following table shows the number of shares received by our directors and executive officers as a result of this transaction.

          NAME             COMMON STOCK   PERCENT OF   COMMON STOCK      PERCENT OF
                          BEFORE CLOSING    CLASS     AFTER CLOSING        CLASS
-----------------------------------------------------------------------------------
Nicholas H. VandenBrekel    15,000,000(1)     61.90%     18,500,000        50.65%
-----------------------------------------------------------------------------------
Mark Mroczkowski             5,500,000(2)     22.70%      4,957,000        13.57%
-----------------------------------------------------------------------------------
James W. Rooney                  500,000       2.06%        526,666         1.44%
-----------------------------------------------------------------------------------
Brekel Group, inc.             1,000,000       4.13%              0            0%
-----------------------------------------------------------------------------------


Footnotes:
---------

(1) At the time of the transaction, Nicholas H. VandenBrekel served as an officer and director of Brekel Group, Inc., and therefore 15,000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held by Brekel Group, Inc. were returned to treasury and cancelled upon Sequiam Corporations acquisition of Brekel Group, Inc. in July 2002.
(2) At the time of the transaction, Mark Mroczkowski served as an officer and director of Brekel Group, Inc., and therefore 5,5000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held be Brekel Group, Inc. were returned to treasury and cancelled upon Sequiam Corporations acquisition of Brekel Group, Inc. in July 2002.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit  10.8     Agreement  with  World  Olympian  Association

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEQUIAM  CORPORATION


Date:  June 10, 2003

By:  /s/  Nicholas H. VandenBrekel
-------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By:  /s/  Mark Mroczkowski
-------------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer,
Principal  Financial  Officer

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                               PURSUANT TO 15D-14
                    ________________________________________

I, Nicholas H. VandenBrekel, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of Sequiam Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003


/s/ Nicholas H. VandenBrekel
----------------------------
Nicholas H. VandenBrekel
Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                               PURSUANT TO 15D-14
                    ________________________________________

I, Mark L. Mroczkowski, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of Sequiam Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003


/s/ Mark L. Mroczkowski
-----------------------
Mark L. Mroczkowski
Chief Financial Officer


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. Sec.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sequiam Corporation (the "Company") on Form 10-KSB/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nicholas H. VandenBrekel, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                 /s/  Nicholas  H.  VandenBrekel
                                 -------------------------------
                                 Nicholas  H.  VandenBrekel
                                 Chairman, President and Chief Executive Officer June 10, 2003