Form 10QSB/A
period 2003-03-31
SEQUIAM CORP
filed 2003-06-13
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________.

Commission File Number 333-45678

                              SEQUIAM CORPORATION
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                      33-0875030
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)


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

The number of shares of the Registrant's Common Stock outstanding as of April 23, 2003 was 36,557,747.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

================================================================================

                                   FORM 10-QSB
                                      INDEX
                                                                          Page
PART I: FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .     3
ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .     4
Sequiam Corporation and Subsidiaries . . . . . . . . . . . . . . . . . .     4
Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .     4
Condensed Consolidated Statements of Operations. . . . . . . . . . . . .     5
Condensed Consolidated Statements of Stockholders' Deficit . . . . . . .     6
Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . .     7
Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . .     8
Notes to Condensed Consolidated Financial Statements . . . . . . . . . .     9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .    14
ITEM 3. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . .    19
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .    19
ITEM 2. CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . .    19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .    23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) . . . . . . . . . . . . . .    24
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                              SEQUIAM CORPORATION
                                 Form 10-QSB/A
                               (Amendment No. 1)

                                EXPLANATORY NOTE
                                ----------------

We hereby amend our 10-QSB for the period ended March 31, 2003, in response to comments received from the Securities and Exchange Commission, dated May 23, 2003. A complete copy of our 10-QSB, as amended, is included in this report.

                         PART I: FINANCIAL INFORMATION
                         -----------------------------

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

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31, 2003
                                                 (Unaudited)       December 31, 2002
                                             -------------------  -------------------
ASSETS
Current assets:
  Cash                                       $                -   $           85,922
  Accounts receivable, net                               32,068               41,141
  Prepaid expenses                                      110,000                    -
  Equipment held for sale                                40,706              177,080
                                             -------------------  -------------------
Total current assets                                    182,774              304,143
                                             -------------------  -------------------
Property and equipment, net                           1,307,461            1,375,398
Software development costs, net                         136,145              131,939
Acquired software                                       273,600              288,000
Deposits and other assets                                 7,800                7,800
                                             -------------------  -------------------
Total assets                                 $        1,907,780   $        2,107,280
                                             ===================  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank overdraft                             $           22,770   $                -
  Amount due for acquisition                             92,866              288,457
  Accounts payable                                      541,129              646,331
  Accrued expenses                                      118,447               64,783
  Loan from shareholders                                795,450              795,450
  Accrued shareholder salaries                          944,792              854,792
                                             -------------------  -------------------
Total current liabilities                             2,515,454            2,649,813
                                             -------------------  -------------------

Long-term debt                                        1,293,056            1,291,092
                                             -------------------  -------------------
Total liabilities                                     3,808,510            3,940,905
                                             -------------------  -------------------
Shareholders' deficit:
  Common shares                                          36,267               35,463
  Additional Paid-in capital                            702,763               42,565
  Accumulated deficit                                (2,639,760)         (1,911,653))
                                             -------------------  -------------------
Total shareholders' deficit                          (1,900,730)          (1,833,625)
                                             -------------------  -------------------
Total liabilities and shareholders' deficit  $        1,907,780   $        2,107,280
                                             ===================  ===================


See accompanying notes to condensed consolidated financial statements.

                          SEQUIAM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                   2003          2002
                                                               ------------  ------------
Net sales                                                      $   123,194   $         -

Costs and expenses:
  Software and web development costs                               141,863             -
  Selling, general and administrative                              489,742        80,926
  Depreciation and amortization                                     82,840         4,851
                                                               ------------  ------------
                                                                   714,445        85,777
                                                               ------------  ------------
Loss from operations                                              (591,251)      (85,777)

Loss on impairment of equipment held for sale                      (75,000)            -
Loss on sale of equipment                                          (43,870)            -
Interest expense                                                   (17,986)         (837)
                                                               ------------  ------------
Net loss                                                       $  (728,107)  $   (86,614)
                                                               ============  ============

Net loss per common share: Basic and diluted                   $     (0.02)  $     (0.00)
                                                               ============  ============


Weighted average common shares outstanding: Basic and diluted   35,640,120    20,000,000
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

                                  SEQUIAM CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    Three months Ended March 31, 2003
                                               (Unaudited)


                                                Common Shares
                                              ------------------
                                                                  Additional
                                                Shares       Par    Paid-in   Accumulated
                                              Outstanding   Value   Capital     Deficit        Total
                                              ----------------------------------------------------------
Balance at December 31, 2002                   35,462,609  $35,463  $ 42,565  $(1,911,653)  $(1,833,625)
Sale of common shares                             276,667      276   189,726                    190,002
Beneficial conversion feature on convertible
  debenture                                                          150,000                    150,000
Common shares issued for services                 210,000      210   170,790                    171,000
Common shares issued for acquisition of WMW
Communications                                    318,471      318   149,682                    150,000
Net Loss                                                                         (728,107)     (728,107)
                                              ----------------------------------------------------------
Balance at December 31, 2002                   36,267,747  $36,267  $702,763  $(2,639,760)  $(1,900,730)
                                              ==========================================================


See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three months Ended
                                                             March 31,
                                                          2003       2002
                                                       ----------  ---------
Cash flows from operating activities:
Net loss                                               $(728,107)  $(86,614)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                             82,840      4,851
Accretion of debt discount                                 6,250          -
Increase in accrued expenses in exchange for services     90,000          -
Issuance of common stock in exchange for services        171,000          -
Loss on sale of equipment                                 43,871          -
Loss on impairment of equipment held for sale             75,000          -
Decrease in accounts receivable                            9,074      2,000
Increase in prepaid expenses and other assets           (110,000)         -
Increase in bank overdraft                                22,770          -
Decrease in accounts payable                            (105,202)         -
Increase in accrued shareholders salaries                 90,000     69,000
Decrease in other accrued expenses                       (36,336)         -
                                                       ----------  ---------
Net cash used for operating activities                  (388,840)  $(10,763)
                                                       ----------  ---------

Cash flows from investing activities:
Proceeds from sales of equipment                          17,000          -
Cash paid for WMW Communications                         (45,591)         -
Software development costs capitalized                    (4,206)    (4,097)
                                                       ----------  ---------
Net cash used for investing activities                   (32,797)    (4,097)
                                                       ----------  ---------

Cash flows from financing activities:
Proceeds from Debenture                                  150,000          -
Sale of common stock                                     190,002          -
Repayment of note payable                                 (4,287)    (2,205)
Proceeds from loan from related party                          -     17,065
                                                       ----------  ---------
Net cash provided by financing activities                335,715     14,860
                                                       ----------  ---------
Net change in cash                                       (85,922)         -
Cash, beginning of period                                 85,922          -
                                                       ----------  ---------
Cash, end of period                                    $       -   $      -
                                                       ==========  =========


See accompanying notes to condensed consolidated financial statements.

                          SEQUIAM CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


Non-cash activities:
--------------------
Common Stock issued for acquisition of WMW Communications  $       150,000            -
Beneficial conversion feature on convertible debenture     $       150,000            -


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

Since inception, the Company's primary activities have consisted of research and development, and software development activities. Accordingly, the Company had not generated any significant revenues. During 2002, the Company acquired the Brekel Group, Inc. and WMW Communications, Inc. doing business as Access Orlando, and began offering web development, Internet and web hosting and custom software development, while continuing its software development activities. During the three months ended March 31, 2003, the Company paid $45,591 in cash and $150,000 in common shares related to the acquisition of Access Orlando and the remaining amount due for this acquisition was $92,866 as of March 31, 2003.

Note  2  -  Summary  of  Significant  Accounting  Policies

     Basis of Presentation
     ---------------------
     The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements. The accompanying condensed consolidated financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes for Sequiam Corporation included in Form 10-KSB filed for the year ended December 31, 2002. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

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

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries Sequiam Software, Inc. and Sequiam Communications, Inc (the "Company"). All intercompany transactions and accounts have been eliminated.

Note 3 - Going Concern and Managements' Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Sequiam has accumulated significant operating losses, a working capital deficit and produced minimal revenues since inception. During the first quarter of 2003 and April 2003, the Company obtained financing from La Jolla Cove Investors, Inc. (the "Investor") as well as additional financing from the sale of its common stock and a loan agreement (see Notes 7, 8 and 9). In addition, the Company has begun to generate revenues on a consistent basis.

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

In connection with the acquisition of Brekel in July 2002, the Company reclassified production equipment acquired from Brekel that is no longer being used for operations to equipment held for disposal. During the three months ended March 31, 2003, the Company recorded an impairment loss of $75,000 to reduce the equipment to fair market value. The Company believes that $40,706 as of March 31, 2003, is a reasonable estimate of the current fair market value for the remaining equipment to be disposed. The Company expects to sell this remaining equipment by June 30, 2003.

Note  7  -  Convertible  Debenture

Sequiam  entered  into  a  Securities  Purchase  Agreement  with  La  Jolla Cove
Investors, Inc. (the "Investor"), dated March 5, 2003, pursuant to which it delivered to Investor an 8% Convertible Debenture in the amount of $300,000, convertible into our common stock, and a Warrant to Purchase Common Stock. Upon closing on March 7, 2003, Sequiam received $150,000 less attorneys fees of $2,500, of the total $300,000 principal amount of the 8% Convertible Debenture. When the Securities and Exchange Commission declares this registration statement filed on April 25, 2003, effective, the Company will receive the balance of $150,000.

On April 16, 2003, the terms of the debenture and warrant agreement were amended, as set forth in separate letter agreement with the Investor. The conversion rate of the debenture is determined based upon the market rate of our stock as reported on the OTCBB at the time the debenture is converted. If the Market Rate is greater than $0.625, then the debenture will be converted into less than 4,600,000, but equal to or greater than 200,000 shares of common stock. If the Market Rate is $0.625, then the debenture will be converted into 600,000 shares of common stock. If the Market Rate is less than $0.625 but equal to or greater than $0.082, then the debenture will be converted into more than 600,000 but less than 4,600,000 shares of common stock. If the Market Rate is less than $0.082, then the debenture will be converted into more than 4,600,000 shares of common stock. In the event that the debenture is converted at a time when the Market Rate is equal to or less than $0.625, then the company has the option of repaying the debenture in lieu of conversion at 150% of the amount being converted. The company intends to prepay the Debenture if it would convert into more than 4,600,000 shares. The Investor may convert a maximum of 10% of the principal into our common stock during any month.

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

The number of shares to be issued to the selling security holder upon conversion of the 8% Convertible Debenture depends upon the trading price of our common stock. If the selling security holder receives less than 6,600,000 shares of common stock after conversion of the entire amount of the 8% Convertible Debenture and exercise of the entire amount of the Warrant to Purchase Common Stock, then we have agreed, pursuant to the letter agreement dated April 16, 2003, to issue to the selling security holder the difference between 6,600,000 shares and the number of shares received upon conversion of the debenture and exercise of the warrant, at a purchase price of $1.50 per share (regardless of market rate). This right will expire three years after the conversion of the 8% Convertible Debenture.

The excess of the aggregate fair value of the common stock that La Jolla would receive upon conversion of the debenture over the total debenture amount ($300,000) depends on the Company's market price. Assuming conversion of the debenture when market prices are $.10, $.0625, $1.00 and $1.88 and assuming the Company did not elect to prepay the debenture when the market rate was at or below $.625, the aggregate excess fair value of the common stock issued over the debenture amount of $300,000 would be approximately $75,000, $75,000, $1,825,000 and $76,000, respectively. When the market price is above $.625 but below $1.88, the excess fair value of the common stock issued over the loan amount would decrease by approximately $200,000 for each $0.10 increase in the market price.

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

On April 22, 2003, Sequiam Corporation sold an aggregate of 200,000 shares of its common stock to one accredited investor at a price of $0.50 per share for proceeds of $100,000 less a commission of $10,000 for net proceeds of $90,000. Sequiam Corporation also granted warrants to this accredited investor to purchase 500,000 shares of its common stock at $1.00 per share, exercisable through April 22, 2007. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

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

On May 13, 2003, Sequiam Corporation entered into a loan agreement ("Note") with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%) interest. As of the date of the Note, Sequiam Corporation had received $175,000 as advances under the Note. The remaining loan proceeds will be disbursed $100,000 on June 12, 2003 and $50,000 on July 12, 2003. In connection with this note, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. These warrants expire in May 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Recent  Developments
--------------------

On May 9, 2003, we acquired substantially all of the assets of Smart Biometrics, Inc., a Florida corporation, in exchange for 1,500,000 shares of our common stock. Smart Biometrics, Inc. developed biometric technology and a product called "BioVault." The technology uses an electronically read fingerprint as a key for a secure locking system. The technology is different from currently existing patented fingerprint-recognition technology because it uses an electronically read fingerprint entry system with no mechanical over-ride and no digital photographs that are more susceptible to tampering. The technology is intended to provide a more secure locking device with faster entry. We acquired the patent application for the BioVault device. We expect the application process to take another 18 months. In the meantime, we have been issued a provisional patent that will cause the date of the issuance of the patent to relate back to the initial filing date of the application in March 2003.

Smart Biometrics, Inc.'s activities were limited to research and development and a patent application. We acquired the technology, the BioVault device and the patent application. Smart Biometrics, Inc. had no operating history, and therefore, there is no historical financial information regarding our newly-acquired assets. Accordingly, the acquisition was accounted for as a purchase of the assets. We intend to use the BioVault device to create safety locks for guns. We are focusing on refining the prototype for the BioVault device into a final model. We are currently seeking a product endorsement from the National Riffle Association, establishing a distributor and dealer network and establishing procedures for direct sales. We plan to receive revenue from these sales by the third quarter of 2003.

Quarter Ended March 31, 2003 compared to Quarter Ended March 31, 2002.
----------------------------------------------------------------------

REVENUES

We derive or plan to derive our revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. We have not yet generated revenues from the sale or licensing of our software products. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement, and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services are long-term in nature and revenues are recognized based on a percentage of completion with progress to completion measured based upon later hours incurred. Web development services are performed over a period ranging from a few days to a few weeks and revenues are recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue increased to $123,194 for the quarter ended March 31, 2003 from $-0- for the quarter ended March 31, 2001.

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

We observe that large organizations are becoming more interested in warehousing documents for ease of access by its many users. As such, we believe that our DMS product is viable. However we have also observed a number of competing products by companies with greater resources than ours. Our competitors typically add the document management feature into a complimentary suite of software products. As a result, we do not see great market for our Sequiam DMS as a stand alone product, and in response, we are integrating it into our IRP product line. This is being done by incorporating the document management functions of the DMS product into the remote print software for the IRP line, and we hope to sell the integrated software as a complete package.

We also observe that many large organizations are beginning to analyze the cost of their own printing equipment. The $0.05 to $0.08 cost per page of their own desktop equipment can be far in excess of the $0.01 to $0.02 achievable on high volume digital machines either owned in-house or outsourced. Our IRP software allows users to print directly to remote printers thereby solving the connectivity problem and allowing large organizations to realize savings that run into many thousands of dollars per month. We think that trend will continue, and as a result, more competitors will enter the market. We presently have no direct competition for this product.

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

We have an agreement with Pachyderm Press, the publisher of the World Olympian Magazine, to share revenues and expenses of publication and to share with them content from our website production. Pachyderm has an agreement with the WOA to Publish the magazine, and we have an agreement to publish and host their website. We expect to earn a 35% share of the merchandising and sponsorship income derived from the website and 50% of the net earnings from the magazine subscriptions and advertising revenue. In the case of the website, the responsibility for revenue generation is with the WOA and in the case of the magazine, the responsibility for revenue generation is with Pachyderm Press. Neither the WOA or Pachyderm Press has been effective at revenue generation and to date, we have not received any revenues from these agreements. Regardless, we continue to provide website development and hosting services to the WOA, and we continue to assist Pachyderm Press with content and other business services. We continue to perform our duties because we believe that our association with the Olympics will be beneficial to future business and because we believe in the Olympic ideals. Publishing is not a part of our overall business plan, but Internet services to publishers and printers is an integral part of our information management business.

OPERATING  EXPENSES

Operating expenses increased by $628,668, from $85,777 for the quarter ended March 31, 2002 to $714,445 for the quarter ended March 31, 2003. This increase is explained below.

Selling, general and administrative expenses increased $408,816 from $80,926 in first quarter 2002 to $489,742 in first quarter 2003. We increased our selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services such as investor relations, legal and accounting fees, and corporate travel expenses as a result of expanding our operations, our merger with Sequiam Corporation and our acquisitions of Brekel Group and Access Orlando. We also increased expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products and introduced web development, web hosting and Internet access services.

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

We have grown from 2 employees at March 31, 2002, to 24 employees at March 31, 2003, largely as a result of the acquisition of Brekel Group, Inc. and WMW Communications. The addition of the employees has negatively impacted liquidity and cash flow for the quarter ended March 31, 2003. We can further expect that payroll will be a burden through much of 2003 as we attempt to raise the additional capital necessary to get our products to market. The payroll burden will diminish dramatically after we establish a regular sales cycle of the software products because our ongoing support costs will be minimal compared to our development costs. We expect to distribute our products through value added resellers and other resellers. As a result, we do not expect to increase personnel and related expenses as we go to market with our software.

LOSS ON IMPAIRMENT OF EQUIPMENT HELD FOR SALE AND SALES OF EQUIPMENT

A loss on impairment of equipment held for sale of $75,000 was recognized in the first quarter of 2003 based upon the estimated net realizable value of the equipment acquired from Brekel. A loss of $43,870 was recognized in the first quarter of 2003 on the actual sale of certain equipment acquired from Brekel.

INTEREST  EXPENSE

Interest expense increased by $17,148, from $837 in first quarter 2002 to $17,986 in first quarter 2003, as a result of an increase in loans from shareholders and a note payable related to leasehold improvements acquired from Brekel Group in July 2002 and accretion of the discount on the convertible debenture of $6,250. The total discount that is being amortized of $150,000 will increase interest expense by $6,250 per month or $75,000 per year beginning March 2003 through February 2005, unless the debenture is converted prior to the due date of the debenture (March 4, 2005), at which time the entire unamortized discount will be expensed. We see only a slight upward trend in our interest expense as a result of the $400,000 loan we received from Lee Corbin on May 13, 2003. We expect to raise additional equity capital through the sale of common stock as opposed to convertible debt securities or traditional loans. However, the debenture issued to La Jolla Cove Investors, Inc., may not be converted to equity until we have accrued significant interest expense. We intend to pay the interest expense as opposed to converting the interest accrued to equity. As a result, we may experience an additional increase in our interest expenses during the remainder of 2003 and into 2004.

NET  LOSSES

Sequiam Corporation incurred net losses of $728,107 and $86,614 for the quarters ended March 31, 2003 and 2002, respectively. We expect to incur additional net losses throughout 2003 as we introduce our products to the marketplace.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents decreased to $-0- as of March 31, 2003 from $85,922 as of March 31, 2002. Net cash used in operating activities was $388,840 for the quarter ended March 31, 2003, as a result of the net loss during the period of $728,107 and decreases in accounts payable and accrued expenses totaling $141,538, which was partially offset by increases in accrued shareholder salaries of $90,000 and non-cash expenses and losses totaling $468,961.

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

Current liabilities of $2,515,454 exceed current assets of $182,774 by $2,332,680. Of that amount, $1,740,242 or 69.18% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities, is $92,686 due to WMW Communications for its acquisition. WMW has indicated its willingness to wait for payment until cash flow allows, but we have not reached any formal agreement to defer payment. Also included in current liabilities is $659,576 of accounts payable and accrued expense, most of which accrue to Brekel Group, Inc. and are the subject of continued workout arrangements. Approximately $200,000 of accounts payable are active current liabilities that are provided for with over $300,000 in current assets which yields an average of approximately $100,000 in positive working capital.

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's operations prior to the acquisition of Brekel, effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,286,806 as of March 31, 2003 represents $893,112 of deferred rent and $393,694 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%. Variables that could impact the amount due under the deferred rent portion of the note include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the quarter ended March 31, 2003 was $30,634 and $11,927 for the three months ended March 31, 2002. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

                                                                 Debt
Year                                                Rentals   Maturities
----                                               --------  -----------
2003                                               $ 86,700  $         0
2004                                                117,334       96,429
2005                                                120,854      188,341
2006                                                124,480      199,957
2007                                                128,214      212,384
Thereafter                                          339,169      589,965
                                                   --------  -----------
                                                   $916,751  $ 1,286,806
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

At March 28, 2003, the date we filed our 10KSB, we estimated that we would need minimal additional capital of approximately $500,000 to continue operations during the next twelve months without significant new product sales given that our monthly cash requirements at that time exceeded cash provided by operations by approximately $40,000 per month. By May 15, 2003, the date of our 10QSB, we have raised $600,000. We now estimate that we will need an additional $600,000 of capital to continue operations during the next twelve month due to higher than expected professional fees associated with the registration we are completing regarding the securities issued to La Jolla Cove Investors, Inc., new acquisitions and bringing our products to market. Our management is undertaking several initiatives to address our liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and other revenue sources; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) proceeds expected to be received from the promissory note and exercise of warrants as described above; (4) continued efforts to obtain additional debt and/or equity financing. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months. If we do not obtain at least $600,000 additional capital in the next twelve months, then we will need to curtail operations and reduce expenses accordingly.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 2. CHANGES IN SECURITIES
-----------------------------

(c)  Recent  Sales  of  Unregistered  Securities

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

Common  Stock.  On  February  6, 2003, we sold an aggregate of 266,667 shares of
-------------
our common stock to one accredited investor, Mr. Walter H. Sullivan, III, at a price of $0.75 per share, for proceeds of $200,000, less a commission of $20,000 paid to Cane Consulting, for net proceeds of $180,000. In connection with this transaction, we issued a warrant to purchase an additional 600,000 shares of common stock at a purchase price of $1.50 per share for a period of four years. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Mr. Sullivan. Based upon information provided to us by Mr. Sullivan, we determined that he was an accredited investor because he has a net worth of $1,000,00 or more and an annual income of $200,000 or more. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Sullivan in compliance with Rule 502(b). We had a prior business relationship with Mr. Sullivan. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Sullivan. The offer to Mr. Sullivan was substantially different from the offer made to Mr. Corbin and Ms. Latner because of the difference in price and because we offered as part of the sale a warrant for an additional 600,000 shares of common stock.

Common Stock.  On February 28, 2003, we issued 318,471 shares of common stock to
------------
W.M.W. Communications, Inc. ("WMW"), as consideration for the acquisition of its business pursuant to the Asset Purchase Agreement more fully described in Item 1 of our Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003. In connection with such sale, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule
506. This was a unique offer made exclusively to WMW for the sole purpose of acquiring WMW. Based upon information provided to us by WMW, we determined that there were three equity owners of WMW, and none of those owners were accredited investors. Prior to closing the transaction, we supplied information to WMW in compliance with Rule 502(b). We had a prior business relationship with WMW. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. WMW represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon closing the acquisition of WMW on February 28, 2003.

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

Convertible  Debenture  and  Warrants.  We  entered  into  a Securities Purchase
-------------------------------------
Agreement with La Jolla Cove Investors, Inc. (the "Investor"), dated March 5, 2003, as amended on April 16, 2003, pursuant to which we delivered to the Investor an 8% Convertible Debenture in the amount of $300,000, convertible into our common stock, and a Warrant to Purchase Common Stock that permits the Investor to purchase up to 2,000,000 shares of common stock at a purchase price of $1.50 per share. In connection with the sale of the Debenture and Warrant, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Based upon information provided to us by the Investor, we determined that it was an accredited investor because it had net assets in excess of $5,000,000. Prior to completing the sale, we supplied information to the Investor in compliance with Rule 502(b). The
Investor represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule
144. There were no underwriters, and no commissions were paid in connection with this offering. The offer was closed upon closing the transaction with the Investor.

We are obligated to register the Investor's sale of the underlying common stock to be issued upon conversion of the 8% Convertible Debenture and the exercise of the Warrant to Purchase Common Stock. Upon closing on March 5, 2003, we received $150,000 of the total $300,000 principal amount of the 8% Convertible Debenture. When the Securities and Exchange Commission declares our registration of the sale of the underlying common stock to be issued upon conversion of the debenture and exercise of the Warrant effective, we will receive the balance of $150,000, provided the Market Rate at that time is $0.10 or greater.

The Debenture and Warrant provide for a potential $3,300,000 investment in our company by the selling security holder. Under the terms of the Debenture, as amended  on  April  16,  2003,  provided  the  "Market  Rate"  (as  defined and determined in accordance with the Debenture) is greater than $0.625, the number of common shares into which the Debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the "Conversion Price" multiplied by six and two-thirds times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the Conversion Price. The "Conversion Price" is defined as the lesser of $1.50 per share or 80% of "Market Value" (as defined and determined in accordance with the Debenture)(the "Discount Multiplier"). If the Market Rate is equal to or less than $0.625 on the day the Investor elects to convert a portion of the 8% Convertible Debenture, then we have the right to prepay that portion of the Debenture in which the Investor had elected to convert, at a rate of 150% of such amount, provided the Investor may, in lieu of accepting such prepayment, elect to withdraw its notice of conversion. If the Market Rate is equal to or less than $0.625 and the company does not prepay the Debenture, then the Debenture may only be converted into the number of shares equal to the dollar amount of the Debenture being converted divided by the Conversion Price. The Investor may convert a maximum of 10% of the principal into our common stock during any month, and the Investor is required to convert at least 5% of the Debenture every month, beginning thirty days following effectiveness of the registration statement covering the resale of the underlying shares of common stock.

The following chart illustrates the number of shares that will be issued upon conversion of the entire amount of the Debenture at various Market rates.



                               [GRAPHIC OMITED]


Under the terms of the amended Warrant, the Investor received a Warrant to purchase 2,000,000 shares of our common stock, at an exercise price of $1.50 per share. Provided the Market Rate is above $0.625 per share, then the Investor is required to exercise a portion of the Warrant equal to the amount of the Debenture being converted multiplied by 10, and the entire result divided by
1.50. Provided the Market Rate is above $0.625, the Investor is required to exercise at least 5% of the Warrant each month, beginning thirty days following effectiveness of the registration statement covering the resale of the underlying shares of common stock. The Warrant will expire in

March 2006. As of the date of filing this report, the Investor had not exercised any portion of the Warrant or converted any portion of the Debenture, and no shares of common stock have been issued.

How the Warrant and the Debenture Conversion Formula Work Together.
------------------------------------------------------------------

Market  Rate between $0.626 and $1.88. If the Debenture is converted at a Market
--------------------------------------
Rate between $0.626 and $1.88, then as the Debenture is converted, a commensurate amount of the Warrant must be exercised pursuant to paragraph 7 of the 04-16-03 Letter Agreement with the Investor, resulting in an overall equity investment equal to 80% of the then Market Rate.

Market Rate between $0.082 and $0.625. If the Debenture is converted at a Market
--------------------------------------
Rate that is equal to or less than $0.625 but equal to or greater than $0.082, then (a) we will receive an equity investment from the Debenture equal to 80% of the then Market Rate, (b) less than 4,600,000 shares would be issued upon conversion of the Debenture, and (c) the Warrant would not be required to be exercised at that time (but we would have the option of prepaying the Debenture at 150% to avoid conversion).

Market  Rate  less  than $0.082.  If the Debenture is converted at a Market Rate
-------------------------------
that is less than $0.082, then we will receive an equity investment that is less than 80% of the then Market Rate and issue more than 4,600,000 shares of common stock upon conversion of the Debenture (but we will have the option of prepaying the Debenture at 150% to avoid conversion).

Market  Rate greater than $1.88.  If the Debenture is converted at a Market Rate
-------------------------------
that is greater than $1.88, then we will receive an equity investment that is less than 80% of the then Market Rate, but we will issue less than 6,600,000 shares of common stock as a result of the Debenture and Warrant (but pursuant to the 04-16-03 Letter Agreement, we have agreed to issue additional shares at $1.50 per share up to a total of 6,600,000 shares). The selling security holder will experience greater returns on its equity investment as the Market Rate of our common stock increases above $1.88 per share.

The Investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. This will not prevent the Investor from receiving 4.99% of our outstanding common stock upon conversion of a portion of the debenture and exercise of a portion of the Warrant, then selling those shares, then further converting the debenture and exercising the Warrant in like fashion.

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

Common Stock.  On March 18, 2003, we issued 160,000 shares of common stock to an
------------
accredited  investor,  UTEK  Corporation,  a  Delaware  corporation ("UTEK"), in exchange for services to be rendered to Sequiam Corporation pursuant to a Strategic Alliance Agreement, dated March 18, 2003. Pursuant to the terms of the Strategic Alliance Agreement, the 160,000 shares of common stock become fully-paid and nonassessable ("vest") at a rate of 1/12 each month during the term of the Strategic Alliance Agreement. In the event UTEK defaults under the Strategic Alliance Agreement or the Strategic Alliance Agreement is otherwise terminated, the remaining, unvested portion of the common stock is cancelled. In connection with such sale, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This was a unique offer made only to UTEK for the sole purpose of obtaining the unique services of UTEK. Based upon information provided to us by UTEK, and its most-resent annual report filed with the Securities Exchange Commission, we determined that it was an accredited investor because it had a net worth of $5,000,000 or more. Prior to executing the Strategic Alliance Agreement, we supplied information to UTEK in compliance with Rule 502(b). We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. UTEK represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon signing the agreement with UTEK.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a)
--------------------------------------------

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

4.3 Warrant to Purchase Common Stock, dated March 5, 2003, issued to La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit
     4.3 to our Form 8-K filed with the Securities and Exchange Commission on March 13, 2003.

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

21.1 Subsidiaries


(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending March 31, 2003:

     Form 8-K filed on January 8, 2003, regarding increase in authorized common and preferred shares.
     Form 8-K filed with the Securities and Exchange Commission on February 10, 2003, to report an increase in the number of authorized shares of common and preferred stock
     Form 8-K/A filed on February 20, 2003, regarding amended financial statements for the acquisition of the Brekel Group, Inc.
     Form 8-K/A filed on February 20, 2003, regarding amended financial statements for the acquisition of the Brekel Group, Inc.
     Form 8-K filed on March 13, 2003, regarding a private equity financing with La Jolla Cove Investors, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM  CORPORATION


Date:  June  10,  2003

By: /s/ Nicholas H. VandenBrekel
----------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By: /s/ Mark Mroczkowski
----------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                               PURSUANT TO 15D-14
                   --------------------------------------------

I, Nicholas H. VandenBrekel, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Sequiam
Corporation;

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

Date: June 10, 2003


/s/ Nicholas H. VandenBrekel
----------------------------
Nicholas H. VandenBrekel
Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                               PURSUANT TO 15D-14
                   --------------------------------------------

I, Mark L. Mroczkowski, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Sequiam
Corporation;

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

Date: June 10, 2003

/s/ Mark L. Mroczkowski
-----------------------
Mark L. Mroczkowski
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. Sec.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sequiam Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nicholas H. VandenBrekel, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ Nicholas H. VandenBrekel
                              ----------------------------
                              Nicholas H. VandenBrekel
                              Chairman, President and Chief Executive Officer June 10, 2003

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. Sec.1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sequiam Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                              /s/ Mark L. Mroczkowski
                              -----------------------
                              Mark L. Mroczkowski
                              Senior Vice President and Chief Financial Officer June 10, 2003