Form 10QSB
period 2003-06-30
SEQUIAM CORP
filed 2003-08-20
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003


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

The number of shares of the Registrant's Common Stock outstanding as of August 18, 2003 was 40,601,247.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

================================================================================

                                   FORM 10-QSB
                                      INDEX

                                                                            Page

PART  I:  FINANCIAL  INFORMATION . . . . . . . . . . . . . . . . . . . . . . .3
ITEM  1.  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .4
Condensed  Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . . .4
Condensed  Consolidated  Statements  of  Operations. . . . . . . . . . . . . .5
Condensed  Consolidated  Statements  of  Stockholders'  Deficit. . . . . . . .6
Condensed  Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . .7
Notes  to  Condensed  Consolidated  Financial  Statements. . . . . . . . . . .9
ITEM  3.  CONTROLS  AND  PROCEDURES . . . . . . . . . . . . . . . . . . . . .22
PART  II.  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .23
ITEM  2.  CHANGES  IN  SECURITIES . . . . . . . . . . . . . . . . . . . . . .23
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (a). . . . . . . . . . . . .30
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

                               SEQUIAM CORPORATION
                                   Form 10-QSB


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

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30, 2003
                                             (Unaudited)    December 31, 2002
                                             ------------  -------------------
ASSETS
Current assets:
     Cash                                    $    40,210   $           85,922
     Accounts receivable, net                     45,958               41,141
     Prepaid expenses                             84,500                    -
     Equipment held for sale                      40,706              177,080
                                             ------------  -------------------
Total current assets                             211,374              304,143
                                             ------------  -------------------
Property and equipment, net                    1,294,637            1,375,398
Software development costs, net                  136,145              131,939
Acquired software, net                           252,393              288,000
Acquired intellectual properties, net            843,830                    -
Deposits and other assets                          7,800                7,800
                                             ------------  -------------------
Total assets                                 $ 2,746,180   $        2,107,280
                                             ============  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Amount due for acquisition              $    44,630   $          288,457
     Accounts payable                            674,337              646,331
     Accrued expenses                             33,109               64,783
     Loan from shareholders                      795,450              795,450
     Stock subscriptions payable               2,266,828                    -
     Accrued shareholder salaries              1,034,792              854,792
                                             ------------  -------------------
Total current liabilities                      5,099,146            2,649,813
                                             ------------  -------------------

Long-term debt                                 1,055,556            1,291,092
                                             ------------  -------------------
Total liabilities                              6,404,701            3,940,905
                                             ------------  -------------------
Shareholders' deficit:
     Common shares                                37,382               35,463
     Additional Paid-in capital                1,202,898               42,565
     Accumulated deficit                      (4,648,801)          (1,911,653)
                                             ------------  -------------------
Total shareholders' deficit                   (3,408,521)          (1,833,625)
                                             ------------  -------------------
Total liabilities and shareholders' deficit  $ 2,746,180   $        2,107,280
                                             ============  ===================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                SEQUIAM CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                  Three Months Ended           Six Months Ended
                                                       June 30,                     June 30,
                                              ------------------------------------------------------
                                                  2003          2002          2003          2002
                                              ------------------------------------------------------
Net sales                                     $   110,910   $   213,315   $   234,104   $   238,315

Costs and expenses:
  Software and web development costs              136,941        58,473       278,804        58,473
  Non-cash compensation                         1,486,895             -     1,547,895             -
  Selling, general and administrative             394,923       177,295       823,667       258,221
  Depreciation and amortization                   115,032         5,080       197,871         9,931
                                              ------------------------------------------------------
                                                2,133,791       240,848     2,848,237       326,625
                                              ------------------------------------------------------
Loss from operations                           (2,022,881)      (27,533)   (2,614,133)      (88,310)

Gain (Loss) on sale of equipment                    2,431                    (116,439)            -
Gain on debt settlement                            37,315                      37,315
Interest expense                                  (25,906)         (268)      (43,890)       (1,104)
                                              ------------------------------------------------------
Net loss                                      $(2,009,041)  $   (27,801)  $(2,737,147)  $   (89,414)
                                              ======================================================

Net loss per common share: Basic and diluted  $     (0.06)  $     (0.00)  $     (0.08)  $     (0.01)
                                              ======================================================

Weighted average common shares
outstanding: Basic and diluted                 36,082,226    24,233,000    36,082,226    14,483,000
                                              ======================================================

See accompanying notes to condensed consolidated financial statements.

                                         SEQUIAM  CORPORATION  AND  SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             Six months Ended June 30, 2003
                                                       (Unaudited)


                                                               Common  Shares
                                                            -------------------
                                                                                 Additional
                                                              Shares       Par     Paid-in     Accumulated
                                                            Outstanding   Value    Capital       Deficit       Total
                                                            ------------------------------------------------------------
Balance at December 31, 2002                                 35,462,609  $35,463  $   42,565  $(1,911,653)  $(1,833,625)
Sale of common shares                                         1,301,667    1,301     349,951                    351,252
Beneficial conversion feature on
  convertible debenture                                                              400,000                    400,000
Common shares issued for services                               300,000      300     260,700                    261,000
Common shares issued for acquisition of WMW Communications      318,471      318     149,682                    150,000
Net Loss                                                                                       (2,737,147)   (2,737,147)
                                                            ------------------------------------------------------------
Balance at June 30, 2003                                     37,382,747  $37,382  $1,202,898  $(4,648,801)  $(3,408,521)
                                                            ============================================================

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM  CORPORATION  AND  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six months Ended
                                                            June 30,
                                                   -------------------------
                                                       2003         2002
                                                   ------------  -----------
Cash flows from operating activities:
Net loss                                           $(2,737,147)  $  (63,545)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                          197,871            -
Accretion of debt discount                              18,750            -
Issuance of common stock in exchange for services      261,000            -
Loss on sale of equipment                               41,139            -
Loss on impairment of equipment held for sale           75,000            -
Gain on debt settlement                                (37,315)           -
Increase in accounts receivable                         (4,817)           -
Increase in prepaid expenses and other assets          (84,500)           -
Increase in accounts payable                            20,691            -
Increase in accrued shareholders salaries              180,000      138,000
Decrease in other accrued expenses                      (2,113)           -
Stock subscriptions payable for services             1,366,895            -
                                                   ------------  -----------
Net cash used for operating activities                (704,546)  $   74,455
                                                   ------------  -----------

Cash flows from investing activities:
Equipment purchases                                          -       (2,759)
Proceeds from sales of equipment                        19,732            -
Cash paid for WMW Communications                       (93,827)           -
Software development costs capitalized                 (14,037)     (27,021)
                                                   ------------  -----------
Net cash used for investing activities                 (88,132)     (29,780)
                                                   ------------  -----------

Cash flows from financing activities:
Proceeds from bridge loan                              250,000            -
Proceeds from debenture                                150,000            -
Sale of common stock                                   351,252        2,000
Repayment of note payable                               (4,286)           -
                                                   ------------  -----------
Net cash provided by financing activities              746,966        2,000
                                                   ------------  -----------
Net change in cash                                     (45,712)      46,675
Cash, beginning of period                               85,922            -
                                                   ------------  -----------
Cash, end of period                                $    40,210   $   46,675
                                                   ============  ===========

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


Non-cash activities:                                         2003      2002
-------------------                                        --------  --------

Common Stock issued for acquisition of WMW Communications  $150,000         -
Beneficial conversion feature on convertible debt          $400,000         -


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

Since inception, the Company's primary activities have consisted of research and development, and software development activities. Accordingly, the Company had not generated any significant revenues. During 2002, the Company acquired the Brekel Group, Inc. and WMW Communications, Inc. doing business as Access Orlando, and began offering web development, Internet and web hosting and custom software development, while continuing its software development activities. During the Six months ended June 30, 2003, the Company paid $93,827 in cash and $150,000 in common shares related to the acquisition of Access Orlando and the remaining amount due for this acquisition was $44,630 as of June 30, 2003.

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

Net  Loss  per  Common  Share
-----------------------------
Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock warrants are included in the calculation of diluted earnings per common share using the treasury stock method, when the result is dilutive. Common shares underlying the convertible debenture are included in the calculation of diluted earnings per common share using the if-converted method when the result is dilutive. Potential common shares underlying outstanding warrants were 2,400,000 as of June 30, 2003. Potential common shares underlying the convertible debenture are contingent upon certain factors as described in
Note  7.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc. and Sequiam Communications, Inc (the "Company"). All intercompany transactions and accounts have been eliminated.

Note  3  -Managements'  Plan

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

Included in accounts payable and accrued expenses at June 30, 2003 are un-reimbursed business expenses of $57,624 and $24,890 owed to Nicholas
VandenBrekel  and  Mark  Mroczkowski,  respectively.

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

In connection with the acquisition of Brekel in July 2002, the Company reclassified production equipment acquired from Brekel that is no longer being used for operations to equipment held for disposal. During the Six months ended June 30, 2003, the Company recorded an impairment loss of $75,000 to reduce the equipment to fair market value. The Company believes that $40,706 as of June 30, 2003, is a reasonable estimate of the current fair market value for the remaining equipment to be disposed. The Company expects to sell this remaining equipment by December 30, 2003.

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

Sequiam is obligated to register the sale of the underlying common stock to be issued upon conversion of the debenture and the exercise of the warrant. Upon the effective date of the registration statement, we will receive the balance of the principal amount of the debenture. Beginning the second full month following the effectiveness of such registration statement, we have the right to cause the Investor to convert at least 5% of the debenture each month and provided that the market price of the Company's common shares is above $0.625, to exercise a portion of the warrant equal to the product of the dollar amount of the debenture being converted multiplied by ten, divided by 1.5 (which will result in the exercise of at least 5% of the related warrant, per month). In the event the Investor breaches the provision to convert at least 5% of the original principal amount of the debenture and exercise the related warrant, the Investor shall not be entitled to collect interest on the debenture for that month. At the time the debenture has been fully converted and the warrant has been fully exercised, the Company will issue additional warrants to the Investor in an amount equal to 6,600,000 minus the number of shares issued to the Investor pursuant to the conversion of the debenture and exercise of the warrants. The additional warrants will have an exercise price of $1.50 per share and will expire three years from the date of issuance.

The 8% Convertible Debenture contains a beneficial conversion feature since the calculated conversion amount is lower than the Company's stock price at the date of the agreement. In accordance with EITF 00-27, since the fair value of the beneficial conversion feature exceeded the amount of the proceeds received from the debenture, the Company recorded the beneficial conversion feature as a debt discount of $150,000, which is equal to the proceeds received. The debt discount is being amortized over the life of the debenture of 24 months. As of June 30, 2003, the balance of the debenture, net of the unamortized debt discount of $131,250 was $18,750 and is included in long-term debt.

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

Note  8  -  Loan  Agreement

On May 13, 2003, Sequiam Corporation entered into a loan agreement ("Note") with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%) interest. As of the date of the Note, Sequiam Corporation had received $175,000 as advances under the Note. The remaining loan proceeds were disbursed $100,000 on June 12, 2003 and $50,000 on July 12, 2003. In connection with this note, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 expire in May 2008.

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

Note  9  -  Capital  Stock

During the Six months ended June 30, 2003, the Company issued 210,000 common shares for business advisory services and technology transfer services valued at $171,000 based on the Company's quoted market price on the date of the related agreements. In addition, the Company issued 90,000 shares for investor and public relations services valued at $90,000 in April 2003.

On January 2, 2003, Sequiam Corporation sold an aggregate of 10,000 shares of its common stock to two accredited investors at a price of $1.00 per share for proceeds of $10,000.

On February 6, 2003, Sequiam Corporation sold an aggregate of 266,667 shares of its common stock to one accredited investor at a price of $0.75 per share for proceeds of $200,002, less a commission of $20,000 for net proceeds of $180,002. On April 25, and June 23, 2003, Sequiam Corporation sold an aggregate of 400,000 shares of its common stock to that same accredited investor at a price of $0.50 per share for proceeds of $200,000, less a commission of $20,000 for net proceeds of $180,000. Sequiam Corporation also granted warrants to this accredited investor to purchase: 800,000 shares of its common stock at $1.50 exercisable through February 6, 2007; one million shares of its common stock at $0.75 exercisable through April 25, 2007; and one million shares of its common stock at $0.75 exercisable through June 23 2007 In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

The Company agreed to issue 1,553,500 shares for investment banking, investor and public relations, and employee services valued at $1,366,895, which was included in accrued expenses. The 1,553,500 shares were issued in July 2003.

The Company also agreed to issue 1,500,000 shares valued at $750,000 for the acquisition of the assets of Smart Biometrics, Inc. on May 9, 2003, and 165,000 shares valued at $149,993 for the acquisition of the assets of Telepartners, Inc. on June 1, 2003. The $899,993 value of the shares was included in current liabilities and the shares were issued in July 2003.

Note  10  -  Acquisitions

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

On June 1, 2003, Sequiam Education, Inc., a wholly owned subsidiary of Sequiam Corporation formed on May 30, 2003, acquired substantially all of the assets of Telepartners, Inc. of West Palm Beach, Florida. In consideration for the assets, Sequiam Corporation issued a total of 165,000 shares of its common stock to Telepartners, Inc. Telepartners, Inc. is engaged in the development of supplemental educational products for schoolchildren in grades 1 through 12. The assets acquired by Sequiam Biometrics, Inc. include the Extended
Classroom(TM), which is a supplemental, educational program consisting of a video lesson library of the very lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent  Developments
--------------------

On May 9, 2003, we acquired substantially all of the assets of Smart Biometrics, Inc., a Florida corporation, in exchange for 1,500,000 shares of our common stock. Smart Biometrics, Inc. developed biometric technology and a product called "BioVault." The technology uses an electronically read fingerprint as a key for a secure locking system. The technology is different from currently existing patented fingerprint-recognition technology because it uses an electronically read fingerprint entry system with no mechanical over-ride and no digital photographs that are more susceptible to tampering. The technology is intended to provide a more secure locking device with faster entry. We acquired the patent application for the BioVault device. We expect the application process to take another 18 months. In the meantime, we have been issued a provisional patent that if the patent is issued, will cause the date of the issuance of the patent to relate back to the initial filing date of the application in March 2003.

Smart Biometrics, Inc.'s activities were limited to research and development and a patent application. We acquired the technology, the BioVault device and the patent application. Smart Biometrics, Inc. had no operating history, and therefore, there is no historical financial information regarding our newly-acquired assets. Accordingly, the acquisition was accounted for as a purchase of the assets. We intend to use the BioVault device to create safety locks for guns. We are focusing on refining the prototype for the BioVault device into a final model. We have received a product endorsement from the National Rifle Association, establishing a distributor and dealer network and establishing procedures for direct sales. We have begun to receive revenue from these sales in the third quarter of 2003.

On June 1, 2003, we acquired substantially all of the assets of Telepartners, Inc. a Florida corporation, in exchange for 165,000 shares of our common stock. Telepartners, Inc. is engaged in the development of supplemental educational products for schoolchildren in grades 1 through 12. The assets acquired by Sequiam Biometrics, Inc. include the Extended Classroom(TM). The Extended Classroom is a supplemental, educational program consisting of a video lesson library of the very lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats.

Quarter Ended June 30, 2003 compared to Quarter Ended June 30, 2002.
--------------------------------------------------------------------

Revenues

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; (iv) Internet access and web hosting services; (v) sales of the BioVault(TM). We have not yet generated revenues from the sale or licensing of our software products (excluding custom software projects) or the BioVault(TM). Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement, and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services are long-term in nature and revenues are recognized based on a percentage of completion with progress to completion measured based upon later hours incurred. Web development services are performed over a period ranging from a few days to a few weeks and revenues are recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue decreased to $110,910 for the quarter ended June 30, 2003 from $213,315 for the quarter ended June 30, 2002.

Software and license fee revenues were unchanged at $-0- for both 2002 and 2003. During second quarter 2002 and 2003, Sequiam Document Management System was still under development, and we did not acquire Access Orlando and its IRP and IRPlicator software products until November 2002. We expect to begin generating revenues from the sale of our DMS and IRP software products in the third quarter of 2003.

Other sales for 2003 included consulting, custom software services and web development services totaling $42,398; and Internet access and web-hosting services totaling $68,512. All of the foregoing were 100% increases over 2002 second quarter revenues of $-0- except for a one-time consulting fee of 213,315 earned in the second Quarter of 2002.

We observe that large organizations are becoming more interested in warehousing documents for ease of access by its many users. As such, we believe that our DMS product is viable. However we have also observed a number of competing products by companies with greater resources than ours. Our competitors typically add the document management feature into a complimentary suite of software products. As a result, we do not see great market for our Sequiam DMS as a stand-alone product, and in response, we are integrating it into our IRP product line. This is being done by incorporating the document management functions of the DMS product into the remote print software for the IRP line, and we hope to sell the integrated software as a complete package.

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

The trend in Internet access is towards broadband access. Dial up service will eventually become obsolete. As a result, we have seen the revenues from our Access Orlando brand steadily decline. We plan to sell that business to any one of several large Internet access providers. We acquired that business from W.M.W. Communications, but we do not consider it to be a part of our long-term business plan. We expect to concentrate on software, database and web development products.

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

Operating  Expenses

Operating expenses increased by $1,892,943, from $240,848 for the quarter ended June 30, 2002 to $2,133,692 for the quarter ended June 30, 2003. This increase is explained below.

Selling, general and administrative expenses including non-cash compensation increased $1,704,523 from $177,295 in second quarter 2002 to $1,881,818 in second quarter 2003. We increased our selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services such as investor relations, legal and accounting fees, and corporate travel expenses as a result of expanding our operations, our merger with Sequiam Corporation and our acquisitions of Brekel Group and Access Orlando. We also increased expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products and introduced web development, web hosting and Internet access services. We also accrued expenses for investment banking, investor and public relations, and employee services valued at $1,366,895, and we agreed to issue 1,553,500 common shares in exchange for those services.

Software and web development costs increased by $78,468 from $58,473 in second quarter 2002 to $136,941 in second quarter 2003, due to the establishment and expansion of the development staff beginning in the second quarter 2002. This expansion of staff was needed to expand our products and services and to keep pace with new industry developments and the continued need to improve features and functionality of the Sequiam software products.

Depreciation expense increased by $109,952, from $5,080 in second quarter 2002 to $115,032 in second quarter 2003, as a result of depreciation on assets acquired from Brekel in July 2002, and amortization of intellectual properties acquired from W.M.W. Communications., Smart Biometrics, Inc. and Telepartners, Inc.

We have grown from 2 employees at June 30, 2002, to 27 employees at June 30, 2003, largely as a result of the acquisition of Brekel Group, Inc., W.M.W. Communications, Inc., Smart Biometrics, Inc. and Telepartners, Inc. The addition of the employees has negatively impacted liquidity and cash flow for the quarter ended June 30, 2003. We can further expect that payroll will be a burden through much of 2003 as we attempt to raise the additional capital necessary to get our products to market. The payroll burden will diminish dramatically after we establish a regular sales cycle of the software products because our ongoing support costs will be minimal compared to our development costs. We expect to distribute our products through value added resellers and other resellers. As a result, we do not expect to increase personnel and related expenses as we go to market with our software.

Loss on Sales of Equipment and gain on Debt Settlement

A loss on impairment of equipment held for sale of $75,000 was recognized in the first quarter of 2003 based upon the estimated net realizable value of the equipment acquired from Brekel. A net gain of $2,431 was recognized in the second quarter of 2003 on the actual sale of certain equipment acquired from Brekel. A gain of $37,315 was recognized on the settlement of a debt owed to a former creditor of Brekel.

Interest  Expense

Interest expense increased by $25,638, from $268 in second quarter 2002 to $25,906 in second quarter 2003, as a result of an increase in loans from shareholders and a note payable related to leasehold improvements acquired from Brekel Group in July 2002 and accretion of the discount on the convertible debenture of $18,750. The total discount that is being amortized of $150,000 will increase interest expense by $6,250 per month or $75,000 per year beginning March 2003 through February 2005, unless the debenture is converted prior to the due date of the debenture (March 4, 2005), at which time the entire unamortized discount will be expensed. We see only a slight upward trend in our interest expense as a result of the $400,000 loan we received from Lee Corbin on May 13, 2003. We expect to raise additional equity capital through the sale of common stock as opposed to convertible debt securities or traditional loans. However, the debenture issued to La Jolla Cove Investors, Inc., may not be converted to equity until we have accrued significant interest expense. We intend to pay the interest expense as opposed to converting the interest accrued to equity. As a result, we may experience an additional increase in our interest expenses during the remainder of 2003 and into 2004.

Net  Losses

Sequiam Corporation incurred net losses of $2,009,041 and $27,801 for the quarters ended June 30, 2003 and 2002, respectively. We expect to incur additional net losses throughout 2003 as we introduce our products to the marketplace.

Liquidity  and  Capital  Resources

Cash and cash equivalents decreased to $40,210 as of June 30, 2003 from $46,675 as of June 30, 2002. Net cash used in operating activities was $315,706 for the quarter ended June 30, 2003, as a result of the net loss during the period of $2,009,041 and increases in accounts payable and accrued expenses totaling $160,116, and increases in accrued shareholder salaries of $90,000 and other non-cash expenses and losses totaling $87,484.

Net cash used for investing activities was $55,335 for the quarter ended June 30, 2003, primarily due to proceeds from the sale of equipment of $2,732 offset by cash paid for the acquisition of Access Orlando of $48,236 and software development costs of $9,831 for the Sequiam DMS product.

Net cash provided by financing activities was $411,251 for the quarter ended June 30, 2003. Proceeds from the bridge loan accounted for $250,000 and sales of common stock accounted for $200,000 and was offset by commissions of $45,000. During the quarter ended June 30, 2003, a private investor exercised 625,000 warrants for $6,250.

Current liabilities of $5,099,146 exceed current assets of $211,374 by $4,887,772. Of that amount, $1,830,242 or 36.89% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities, is $44,630 due to W.M.W. Communications for its acquisition. W.M.W. has indicated its willingness to wait for payment until cash flow allows, but we have not reached any formal agreement to defer payment. Also included in current liabilities is $707,446 of accounts payable and accrued expense, most of which accrue to Brekel Group, Inc. and are the subject of continued workout arrangements.

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's operations prior to the acquisition of Brekel, effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,286,806 as of June 30, 2003 represents $893,112 of deferred rent and $393,694 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%. Variables that could impact the amount due under the deferred rent portion of the note include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the quarter ended June 30, 2003 was $48,144 and $11,927 for the quarter ended June 30, 2002. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

                                                                Debt
Year                                               Rentals   Maturities
----                                               ---------------------
2003                                               $ 86,700  $         0
2004                                                117,334       96,429
2005                                                120,854      188,341
2006                                                124,480      199,957


2007                                                128,214      212,384
Thereafter                                          339,169      589,965
                                                   ---------------------
                                                   $916,751  $ 1,286,806
                                                   =====================

Since the end of our last fiscal year ending December 31, 2002, we sold securities in four separate private placements, as more fully described in Part II, Item 2, below. As a result, we have received to date total net proceeds of $351,252. We received $186,250 (approximately one-half) of these proceeds during the quarter ending June 30, 2003, and most of this amount is reflected as additional paid-in capital in our financial statements for the period ending June 30, 2003. We also received $250,000 of proceeds from a bridge loan commitment of $400,000.

At March 28, 2003, the date we filed our 10-KSB with the SEC, we estimated that we would need minimal additional capital of approximately $500,000 to continue operations during the next twelve months without significant new product sales given that our monthly cash requirements at that time exceeded cash provided by operations by approximately $40,000 per month. By May 15, 2003, the date our 10-QSB was filed with the SEC, we raised $600,000. We now estimate that we will need an additional $600,000 of capital to continue operations during the next twelve month due to higher than expected professional fees associated with the registration we are completing regarding the securities issued to La Jolla Cove Investors, Inc., new acquisitions and bringing our products to market. Our management is undertaking several initiatives to address our liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and other revenue sources; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) proceeds expected to be received from the promissory note and exercise of warrants as described above; (4) continued efforts to obtain additional debt and/or equity financing. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months. If we do not obtain at least $600,000 additional capital in the next twelve months, then we will need to curtail operations and reduce expenses accordingly.

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management has determined that the allowance for doubtful accounts is adequate at June 30, 2003.

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

PART  II.  OTHER  INFORMATION
-----------------------------

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

(c)  Recent  Sales  of  Unregistered  Securities

Common  Stock.  On  February  6, 2003, we sold an aggregate of 266,667 shares of
-------------
our common stock to one accredited investor, Mr. Walter H. Sullivan, III, at a price of $0.75 per share, for proceeds of $200,000, less a commission of $20,000 paid to Cane Consulting, for net proceeds of $180,000. In connection with this transaction, we issued a warrant to purchase an additional 800,000 shares of common stock at a purchase price of $1.50 per share for a period of four years. On April 25, and June 23, 2003, Sequiam Corporation sold an aggregate of 400,000 shares of its common stock to Mr. Sullivan at a price of $0.50 per share for proceeds of $200,000, less a commission of $20,000 paid to Cane Consulting, for net proceeds of $180,000. In connection with this transaction, we issued warrants to purchase an additional 2,000,000 shares of common stock at a purchase price of $0.75 per share for a period of four years. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Mr. Sullivan. Based upon information provided to us by Mr. Sullivan, we determined that he was an accredited investor because he has a net worth of $1,000,000 or more and an annual income of $200,000 or more. Mr.
Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Sullivan in compliance with Rule 502(b). We had a prior business relationship with Mr. Sullivan. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Sullivan.

The Company agreed to issue 750,000 shares for investment banking and advisory services valued at $825,000 to Quasar Group, Inc. The certificates for the 750,000 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities
Act of 1933 and Rule 506. This offer was made exclusively to Quasar Group, Inc. Based upon information provided to us by Quasar Group, Inc, we determined that its six shareholders were an accredited investor because they have a net worth of $1,000,000 or more and an annual income of $200,000 or more. Quasar Group, Inc. represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Quasar Group, Inc. in compliance with Rule 502(b). We had a prior business relationship with
Quasar Group, Inc. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Quasar Group, Inc on May 23, 2003.

The Company agreed to issue 250,000 shares for employment services valued at $107,500 to Charles Vollmer. The certificates for the 250,000 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Mr. Vollmer. Based upon information provided to us by Mr. Vollmer, we determined that he was an accredited investor because he has a net worth of $1,000,000 or more and an annual income of $200,000 or more. Mr. Vollmer represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Vollmer in compliance with Rule 502(b). We had a prior business relationship with Mr. Vollmer. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Vollmer on April 28, 2003.

The Company agreed to issue 250,000 shares for employment services valued at $140,000 to James Stanley. The certificates for the 250,000 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule
506. This offer was made exclusively to Mr. Stanley. Based upon information provided to us by Mr. Stanley, we determined that he was an accredited investor because he has a net worth of $1,000,000 or more and an annual income of $200,000 or more. Mr. Stanley represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Stanley in compliance with Rule 502(b). We had a prior business relationship with Mr. Stanley. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Stanley on April 21, 2003.

The Company agreed to issue 10,000 shares for employment services valued at $9,700 to Charles Dunn. The certificates for the 10,000 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule
506. This offer was made exclusively to Mr. Dunn. Based upon information provided to us by Mr. Dunn, we determined that he was an accredited investor because he has a net worth of $1,000,000 or more and an annual income of $200,000 or more. Mr. Dunn represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Dunn in compliance with Rule 502(b). We had a prior business relationship with Mr. Dunn. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Dunn on June 1, 2003.

The Company agreed to issue 43,500 shares for employment services valued at $42,195 to James Ring. The certificates for the 43,500 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule
506. This offer was made exclusively to Mr. Ring. Based upon information provided to us by Mr. Ring, we determined that he was an accredited investor because he has a net worth of $1,000,000 or more and an annual income of $200,000 or more. Mr. Ring represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Ring in compliance with Rule 502(b). We had a prior business relationship with Mr. Ring. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Ring on June 1, 2003.

The Company agreed to issue 250,000 shares for public relations and investor relations services valued at $242,500 to Kevin Welch. The certificates for the 250,000 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Mr. Welch. Based upon information provided to us by Mr. Welch, we determined that he was an accredited investor because he has a net worth of $1,000,000 or more and an annual income of $200,000 or more. Mr. Welch. represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Welch. in compliance with Rule 502(b). We had a prior business relationship with Mr. Welch. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Welch on June 1, 2003.

The Company agreed to issue 1,500,000 shares for the acquisition of the assets of Smart Biometrics, Inc. valued at $750,000 to Smart Biometrics, Inc. The certificates for the 1,500,000 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Smart Biometrics, Inc. Based upon information provided to us by Smart Biometrics, Inc, we determined that its twelve shareholders were an accredited investor because they have a net worth of $1,000,000 or more and an annual income of $200,000 or more. Smart Biometrics, Inc. represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Smart Biometrics, Inc. in compliance with Rule 502(b). We had a prior business relationship with Smart Biometrics, Inc. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Smart Biometrics, Inc on May 9, 2003.

The Company agreed to issue 165,000 shares for the acquisition of the assets of Telepartners, Inc. valued at $149,993 to Telepartners, Inc. The certificates for the 165,000 shares were issued in July 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the
Securities Act of 1933 and Rule 506. This offer was made exclusively to Telepartners, Inc. Based upon information provided to us by Telepartners, Inc, we determined that its ten shareholders were an accredited investor because they have a net worth of $1,000,000 or more and an annual income of $200,000 or more. Telepartners, Inc. represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Telepartners, Inc. in compliance with Rule 502(b). We had a prior business relationship with Telepartners, Inc. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to Telepartners, Inc on June 1, 2003.

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

                                [GRAPHIC OMITTED]

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

How the Warrant and the Debenture Conversion Formula Work Together.
------------------------------------------------------------------


Market Rate between $0.626 and $1.88.  If the Debenture is converted at a Market
-------------------------------------
Rate between $0.626 and $1.88, then as the Debenture is converted, a commensurate amount of the Warrant must be exercised pursuant to paragraph 7 of the 04-16-03 Letter Agreement with the Investor, resulting in an overall equity investment equal to 80% of the then Market Rate.

Market Rate between $0.082 and $0.625. If the Debenture is converted at a Market
---------------------------------------
Rate that is equal to or less than $0.625 but equal to or greater than $0.082, then (a) we will receive an equity investment from the Debenture equal to 80% of the then Market Rate, (b) less than 4,600,000 shares would be issued upon conversion of the Debenture, and (c) the Warrant would not be required to be exercised at that time (but we would have the option of prepaying the Debenture at 150% to avoid conversion).

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (a)
----------------------------------------------------
(a)  Exhibits:

2.1 Asset Purchase Agreement with Smart Biometrics, Inc. is hereby incorporated by this reference to our Form 8-K filed with the Securities and Exchange Commission on May 23, 2003.

2.2       Asset  Purchase  Agreement  with  Telepartners,  Inc.

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

10.2 Employment Agreement with Charles Vollmer is hereby incorporated by this reference to our Form SB-2/A filed with the Securities and Exchange Commission on June 23, 2003.

10.3 Letter Agreement amending Employment Agreement with Charles Vollmer is hereby incorporated by this reference to our Form SB-2/A filed with the Securities and Exchange Commission on June 23, 2003.

10.4 Letter Agreement amending a private equity financing with La Jolla Cove Investors, Inc. is hereby incorporated by this reference to our Form 8-K filed with the Securities and Exchange Commission on April 16, 2003.

10.5 Employment Agreement with James Ring is hereby incorporated by this reference to our Form SB-2/A filed with the Securities and Exchange Commission on June 23, 2003.

10.6 Employment Agreement with Charles Dunn is hereby incorporated by this reference to our Form SB-2/A filed with the Securities and Exchange Commission on June 23, 2003.

10.7      Private  Placement  Agreement  with  the  Quasar  Group,  Inc.

10.8      Advisory  service  Agreement  with  Kevin  Welch

21.1      Subsidiaries

31.1      Section  901  Certification  Nicholas  VandenBrekel

31.2      Section  901  Certification  Mark  Mroczkowski

32.1 Certification Pursuant To Rule 15d-14(B) and 18 U.S.C. Sec.1350 Nicholas VandenBrekel

32.2 Certification Pursuant To Rule 15d-14(B) and 18 U.S.C. Sec.1350 Mark Mroczkowski

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending June 30, 2003:

Form 8-K filed on May 23, 2003, regarding the acquisition of the assets of Smart Biometrics, Inc.

Form 8-K/A filed on April 17, 2003, regarding an amendment to a private equity financing with La Jolla Cove Investors, Inc.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM  CORPORATION


Date:  August 19, 2003

By:  /s/  Nicholas H. VandenBrekel
-------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By:  /s/  Mark Mroczkowski
-------------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer

Date:  August  , 2003

/s/  Mark L. Mroczkowski
------------------------
Mark L. Mroczkowski
Chief Financial Officer