Form 10QSB/A
period 2003-06-30
SEQUIAM CORP
filed 2003-10-03
CIK 1123606

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

                                  FORM 10-QSB/A
                                      INDEX

                                                                            Page

PART I: FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .  4
Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .  4
Condensed Consolidated Statements of Operations . . . . . . . . . . . . . .  5
Condensed Consolidated Statements of Stockholders' Deficit. . . . . . . . .  6
Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . .  7
Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . .  9
ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . 23
PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 23
ITEM 2. CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . 23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a). . . . . . . . . . . . . . . . 30
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

                              SEQUIAM CORPORATION
                                 Form 10-QSB/A

                                EXPLANATORY NOTE
                                ----------------


We hereby amend our 10-QSB for the period ended June 30, 2003, to correct an error on the balance sheet and to clarify information presented in Notes 8 and 9 to the financial statements.


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

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30, 2003
                                               (Unaudited)     December 31, 2002
                                             ---------------  -------------------
ASSETS
Current assets:
    Cash                                     $       40,210   $           85,922
    Accounts receivable, net                         45,958               41,141
    Prepaid expenses                                 84,500                    -
    Equipment held for sale                          40,706              177,080
                                             ---------------  -------------------
Total current assets                                211,374              304,143
                                             ---------------  -------------------
Property and equipment, net                       1,294,637            1,375,398
Software development costs, net                     136,145              131,939
Acquired software, net                              252,393              288,000
Acquired intellectual properties, net               843,830                    -
Deposits and other assets                             7,800                7,800
                                             ---------------  -------------------
Total assets                                 $    2,746,180   $        2,107,280
                                             ===============  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Amount due for acquisition               $       44,630   $          288,457
    Accounts payable                                674,337              646,331
    Accrued expenses                                 33,109               64,783
    Loan from shareholders                          795,450              795,450
    Stock subscriptions payable                   2,266,828                    -
    Accrued shareholder salaries                  1,034,792              854,792
                                             ---------------  -------------------
Total current liabilities                         4,849,146            2,649,813
                                             ---------------  -------------------

Long-term debt                                    1,305,556            1,291,092
                                             ---------------  -------------------
Total liabilities                                 6,154,701            3,940,905
                                             ---------------  -------------------
Shareholders' deficit:
    Common shares                                    37,382               35,463
    Additional Paid-in capital                    1,202,898               42,565
    Accumulated deficit                          (4,648,801)          (1,911,653)
                                             ---------------  -------------------
Total shareholders' deficit                      (3,408,521)          (1,833,625)
                                             ---------------  -------------------
Total liabilities and shareholders' deficit  $    2,746,180   $        2,107,280
                                             ===============  ===================

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

                                    SEQUIAM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       Six months Ended June 30, 2003
                                                 (Unaudited)



                                                Common Shares
                                         --------------------------
                                                                     Additional
                                            Shares         Par        Paid-in     Accumulated
                                         Outstanding      Value       Capital       Deficit        Total
                                         -------------------------------------------------------------------

Balance at December 31, 2002              35,462,609   $    35,463   $   42,565  $ (1,911,653)  $(1,833,625)
Sale of common shares                      1,301,667         1,301      349,951                     351,252
Beneficial conversion features on long-
  term debt                                                             400,000                     400,000
Common shares issued for services            300,000           300      260,700                     261,000
Common shares issued for acquisition
of WMW Communications                        318,471           318      149,682                     150,000
Net Loss                                                                           (2,737,147)   (2,737,147)
                                         -------------------------------------------------------------------
Balance at June 30, 2003                  37,382,747   $    37,382   $1,202,898  $ (4,648,801)  $(3,408,521)
                                         ===================================================================


See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months Ended
                                                           June 30,
                                                       2003        2002
                                                   ------------  ---------
Cash flows from operating activities:
Net loss                                           $(2,737,147)  $(63,545)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                          197,871          -
Accretion of debt discount                              18,750          -
Issuance of common stock in exchange for services      261,000          -
Loss on sale of equipment                               41,139          -
Loss on impairment of equipment held for sale           75,000          -
Gain on debt settlement                                (37,315)         -
Increase in accounts receivable                         (4,817)         -
Increase in prepaid expenses and other assets          (84,500)         -
Increase in accounts payable                            20,691          -
Increase in accrued shareholders salaries              180,000    138,000
Decrease in other accrued expenses                      (2,113)         -
Stock subscriptions payable for services             1,366,895          -
                                                   -----------------------
Net cash used for operating activities                (704,546)  $ 74,455
                                                   ------------  ---------

Cash flows from investing activities:
Equipment purchases                                          -     (2,759)
Proceeds from sales of equipment                        19,732          -
Cash paid for WMW Communications                       (93,827)         -
Software development costs capitalized                 (14,037)   (27,021)
                                                   ------------  ---------
Net cash used for investing activities                 (88,132)   (29,780)
                                                   ------------  ---------

Cash flows from financing activities:
Proceeds from bridge loan                              250,000          -
Proceeds from debenture                                150,000          -
Sale of common stock                                   351,252      2,000
Repayment of note payable                               (4,286)         -
                                                   ------------  ---------
Net cash provided by financing activities              746,966      2,000
                                                   ------------  ---------
Net change in cash                                     (45,712)    46,675
Cash, beginning of period                               85,922          -
                                                   ------------  ---------
Cash, end of period                                $    40,210   $ 46,675
                                                   ============  =========

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

Non-cash activities:                                           2003      2002
--------------------                                         --------  --------
Common Stock issued for acquisition of WMW Communications    $150,000         -
Beneficial conversion feature on convertible debt            $400,000         -


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

Note 8 - Loan Agreement

On May 13, 2003, Sequiam Corporation entered into a loan agreement ("Note") with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%) interest. As of the date of the financial statements, Sequiam Corporation had received $250,000 as advances under the Note. The remaining loan proceeds of $150,000 were disbursed in July 2003. In connection with this note, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 expire in May 2008. The Note contains a beneficial conversion feature since the calculated conversion amount is lower than the Company's stock price at the date of the agreement. In accordance with EITF 00-27, since the fair value of the beneficial conversion feature exceeded the amount of the proceeds received from the Note, the Company recorded the beneficial conversion feature as a debt discount of $250,000, which is equal to the proceeds received. The debt discount is being amortized over the life of the Note of 36 months. As of June 30, 2003, the balance of the Note, net of the unamortized debt discount of $250,000 was $-0- and is included in long-term debt.

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

The Company also agreed to issue 1,500,000 shares valued at $750,000 for the acquisition of the assets of Smart Biometrics, Inc. on May 9, 2003, and 165,000 shares valued at $149,993 for the acquisition of the assets of Telepartners, Inc. on June 1, 2003. The $899,993 value of the shares was included in current liabilities as stock subscriptions payable and the shares were issued in July 2003.

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

Operating  Expenses

Operating expenses increased by $1,892,943, from $240,848 for the quarter ended June 30, 2002 to $2,133,791 for the quarter ended June 30, 2003. This increase is explained below.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $40,210 as of June 30, 2003 from $46,675 as of June 30, 2002. Net cash used in operating activities was $315,706 for the quarter ended June 30, 2003, as a result of the net loss during the period of $2,009,041, offset by non-cash compensation of $1,366,895, increases in accounts payable and accrued expenses totaling $160,116, and increases in accrued shareholder salaries of $90,000 and other non-cash expenses and losses totaling $87,484.

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

Rental expense for the quarter ended June 30, 2003 was $48,144 and $11,927 for the quarter ended June 30, 2002. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

                                                                   Debt
Year                                                 Rentals    Maturities
----                                                 -------    ----------
2003                                                $   86,700  $         0
2004                                                   117,334       96,429
2005                                                   120,854      188,341
2006                                                   124,480      199,957
2007                                                   128,214      212,384
Thereafter                                             339,169      589,965
                                                     ----------------------
                                                      $916,751   $1,286,806
                                                     ======================

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


How the Warrant and the Debenture Conversion Formula Work Together.
-------------------------------------------------------------------


Market  Rate  between $0.626 and $1.88.If the Debenture is converted at a Market
---------------------------------------
Rate between $0.626 and $1.88, then as the Debenture is converted, a commensurate amount of the Warrant must be exercised pursuant to paragraph 7 of the 04-16-03 Letter Agreement with the Investor, resulting in an overall equity investment equal to 80% of the then Market Rate.

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

4.3 Warrant to Purchase Common Stock, dated March 5, 2003, issued to La Jolla Cove Investors, Inc. is hereby incorporated by this reference to Exhibit to our Form 8-K filed with the Securities and Exchange Commission on March 13, 2003.

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


SEQUIAM  CORPORATION


Date: August 19, 2003

By: /s/ Nicholas H. VandenBrekel
-----------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By: /s/ Mark Mroczkowski
-----------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer

Date: August , 2003

/s/ Mark L. Mroczkowski
-----------------------
Mark L. Mroczkowski
Chief Financial Officer