Form 10QSB
period 2003-09-30
SEQUIAM CORP
filed 2003-11-19
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003


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

The number of shares of the Registrant's Common Stock outstanding as of November 14, 2003 was 41,129,247.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):  Yes [_]    No [X]

================================================================================

                                           FORM 10-QSB
                                              INDEX


                                                                                               Page
PART I: FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
ITEM 1. FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
Condensed Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . .     5
Condensed Consolidated Statements of Stockholders' Deficit  . . . . . . . . . . . . . . . . .     6
Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .     7
Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .     9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    19
ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
ITEM 2. CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . .    27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .    27
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

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

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         SEQUIAM CORPORATION  AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30, 2003
                                                 (Unaudited)        December 31, 2002
                                             --------------------  -------------------
ASSETS
Current assets:
  Cash                                       $                 -   $           85,922
  Accounts receivable, net                                33,902               41,141
  Prepaid expenses                                        82,633                    -
  Equipment held for sale                                 40,706              177,080
                                             --------------------  -------------------
Total current assets                                     157,241              304,143
                                             --------------------  -------------------
Property and equipment, net                            1,231,812            1,375,398
Software development costs, net                          108,917              131,939
Acquired software, net                                   244,800              288,000
Acquired intellectual properties, net                  1,037,390                    -
Deposits and other assets                                  7,800                7,800
                                             --------------------  -------------------
Total assets                                 $         2,787,960   $        2,107,280
                                             ====================  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Cash overdraft                             $            37,682   $                -
  Amount due for acquisition                              44,630              288,457
  Accounts payable                                       631,401              646,331
  Accrued expenses                                        31,767               64,783
  Loan from shareholders                                 687,283              795,450
  Stock subscriptions payable                            237,650                    -
  Accrued shareholder salaries                         1,124,792              854,792
                                             --------------------  -------------------
Total current liabilities                              2,795,205            2,649,813
                                             --------------------  -------------------

Long-term debt                                         1,381,449            1,291,092
                                             --------------------  -------------------
Total liabilities                                      4,176,654            3,940,905
                                             --------------------  -------------------
Shareholders' deficit:
  Common shares                                           41,328               35,463
  Additional Paid-in capital                           3,925,031               42,565
  Accumulated deficit                                 (5,355,053)          (1,911,653)
                                             --------------------  -------------------
Total shareholders' deficit                           (1,388,694)          (1,833,625)
                                             --------------------  -------------------
Total liabilities and shareholders' deficit  $         2,787,960   $        2,107,280
                                             ====================  ===================

See accompanying notes to condensed consolidated financial statements.

                                SEQUIAM CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                               --------------------------  --------------------------
                                                   2003          2002          2003          2002
                                               ------------  ------------  ------------  ------------
Net sales                                      $   103,859   $    48,120   $   337,963   $   286,435

Costs and expenses:
  Software and web development costs               157,403       119,506       436,207       177,979
  Cost of BioVault sales                            18,963             -        18,963             -
  Non-cash compensation                                  -             -     1,627,896             -
  Selling, general and administrative              443,964       519,305     1,187,589       777,526
  Depreciation and amortization                    140,649        33,830       338,461        43,761
                                               ------------  ------------  ------------  ------------
                                                   760,979       672,641     3,609,116       999,266
                                               ------------  ------------  ------------  ------------
Loss from operations                              (657,120)     (624,521)   (3,271,153)     (712,831)

Loss on impairment of equipment held for sale            -             -       (75,000)            -
Gain (Loss) on sale of assets                       15,855             -       (25,584)            -
Gain on debt settlement                             19,527             -        56,842             -
Interest expense                                   (84,514)       (5,880)     (128,505)       (6,984)
                                               ------------  ------------  ------------  ------------
Net loss                                       $  (706,252)  $  (630,401)  $(3,443,400)  $  (719,815)
                                               ============  ============  ============  ============

Net loss per common share: Basic and
diluted                                        $     (0.02)  $     (0.02)  $     (0.09)  $     (0.03)
                                               ============  ============  ============  ============

Weighted average common shares
outstanding: Basic and diluted                  39,819,644    33,547,234    37,471,353    27,371,863
                                               ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements.

                                 SEQUIAM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 Nine months Ended September 30, 2003
                                             (Unaudited)

                                             Common Shares
                                         --------------------
                                                               Additional
                                            Shares      Par      Paid-in    Accumulated
                                         Outstanding   Value     Capital      Deficit       Total
                                         -----------  -------  ----------  ------------  ------------
Balance at December 31, 2002              35,462,609  $35,463  $   42,565  $(1,911,653)  $(1,833,625)
Sale of common shares                      2,029,167    2,029     658,473            -       660,502
Beneficial conversion features on long-
  term debt                                                       150,000            -       150,000
Warrants issued in connection with loan
  agreement                                        -        -     400,000            -       400,000
Common shares issued for services          1,853,500    1,853   1,626,043            -     1,627,896
Common shares issued for acquisition
  of WMW Communications                      318,471      318     149,682            -       150,000
Common shares issued for acquisition
  of Smart Biometrics                      1,500,000    1,500     748,500            -       750,000
Common shares issued for acquisition
  of Telepartners                            165,000      165     149,768            -       149,933
Net Loss                                           -        -           -   (3,443,400)   (3,443,400)
                                         -----------  -------  ----------  ------------  ------------
Balance at September 30, 2003             41,328,747  $41,328  $3,925,031  $(5,355,053)  $(1,388,694)
                                         ===========  =======  ==========  ============  ============

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine months Ended
                                                         September 30,
                                                       2003         2002
                                                   ------------  -----------
Cash flows from operating activities:              $(3,443,400)  $ (719,815)
Net loss
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                          338,461       43,761
Accretion of debt discount                              94,643            -
Issuance of common stock in exchange for services    1,627,896       59,349
Loss on sale of equipment                               25,584            -
Loss on impairment of equipment held for sale           75,000            -
Gain on debt settlement                                (56,842)           -
Decrease in accounts receivable                          7,240       85,604
Increase in prepaid expenses and other assets          (82,636)      (1,875)
Increase in bank overdraft                              26,777            -
Increase in accounts payable                            52,820       57,954
Increase in accrued shareholders salaries              270,000      284,500
Increase (decrease) in other accrued expenses         (156,251)     165,111
                                                   ------------  -----------
Net cash used for operating activities              (1,220,708)  $  (25,411)
                                                   ------------  -----------

Cash flows from investing activities:
Equipment purchases                                          -      (14,597)
Proceeds from sales of equipment                        35,346            -
Cash paid for WMW Communications                       (93,827)           -
Software development costs capitalized                 (12,949)     (39,467)
                                                   ------------  -----------
Net cash used for investing activities                 (71,430)     (54,064)
                                                   ------------  -----------

Cash flows from financing activities:
Proceeds from shareholders loans                             -      348,500
Proceeds from bridge loan                              400,000            -
Proceeds from debenture                                150,000            -
Sale of common stock                                   660,502        2,000
Repayment of note payable                               (4,286)    (271,025)
                                                   ------------  -----------
Net cash provided by financing activities            1,206,216       79,475
                                                   ------------  -----------
Net change in cash                                     (85,922)           -
Cash, beginning of period                               85,922            -
                                                   ------------  -----------
Cash, end of period                                $         -   $        -
                                                   ============  ===========

See accompanying notes to condensed consolidated financial statements.

                     SEQUIAM CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

Non-cash activities:                                         2003       2002
--------------------                                       --------  -----------
Recapitalization of common stock                                  -  $   127,140
Common Stock issued for acquisition of Brekel Group               -  $10,946,150
Return of leased equipment                                        -  $ 1,873,255
Common stock issued for acquisition of WMW Communications  $150,000            -
Common Stock issued for acquisition of Smart Biometrics    $750,000            -
Common Stock issued for acquisition of Telepartners        $149,933            -
Beneficial conversion feature on convertible debt          $150,000            -
Warrants issued in connection with loan agreement          $400,000            -


See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -Description of Business and Acquisitions

Sequiam Corporation ("Sequiam" or the "Company") through its wholly owned subsidiaries, develops, markets, and supports a portfolio of Internet and print enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled solutions, Internet service provider ("ISP") including Internet access and hosting, consulting, application integration, and custom web development and software development services. ASP and ISP hosting is performed using the Company's software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

The Company's operations are divided into two distinct operating segments; Information Management and Safety and Security. The Information Management segment includes the Company's Internet Remote Print ("IRP") suite of software products and interactive web-based technologies obtained by the acquisition of WMW Communications, Inc. and more recently, Telepartners, Inc (see below), as well as our ASP, ISP and other custom web development and software development services as described above. The Company's Safety and Security segment was formed upon the acquisition of the assets of leading biometrics corporations, Smart Biometrics, Inc. and Fingerprint Detection Technologies, Inc. (see below). The Company acquired from Smart Biometrics fingerprint biometric access control systems technology and a secure safe called BioVault(TM). This biometric technology will be a key feature in the Company's future product offerings. The "Brite Print" fingerprint detection technology that we acquired from UTEK provides improved fingerprint detection at dramatic cost savings.

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

Since inception, the Company's primary activities have consisted of research and development, and software production activities. Accordingly, the Company had not generated any significant revenues, and the Company was considered a development stage company at December 31, 2001. During 2002, the Company acquired the Brekel Group, Inc., WMW Communication, Inc.

and began offering web development, Internet and web hosting and custom software development, while continuing its software development activities. Subsequent to December 31, 2002, the Company acquired the assets of Smart Biometrics Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc. as more fully described below.

On May 9, 2003, Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation formed on April 21, 2003, acquired substantially all of the assets of Smart Biometrics, Inc. of Sanford, Florida. In consideration for the assets, Sequiam Corporation issued a total of 1,500,000 shares or $750,000 of its common stock to Smart Biometrics, Inc. valued at the closing market price of its common stock on the date of acquisition of $.50 per share. Smart Biometrics, Inc. is engaged in the development of biometric technologies. The assets acquired by Sequiam Biometrics, Inc. include office equipment and the BioVault(TM) technology, which is a secure safe that utilizes patent pending technology and protocols to recognize a person's fingerprint to unlock. The excess of the purchase price over the fair value of the office equipment acquired of $50,000 was $700,000 and was allocated to the BioVault technology and is being amortized over its estimated useful life of five years. Sequiam Biometrics, Inc. had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of assets.

On June 1, 2003, Sequiam Education, Inc., a wholly owned subsidiary of Sequiam Corporation formed on May 30, 2003, acquired substantially all of the assets of Telepartners, Inc. of West Palm Beach, Florida. In consideration for the assets, Sequiam Corporation issued a total of 165,000 shares of its common stock to Telepartners, Inc. valued at the closing market price of its common stock on the date of acquisition of $.97 per share or $149,933. Telepartners, Inc. is engaged in the development of supplemental educational products for schoolchildren in grades 1 through 12. The assets acquired by Sequiam Biometrics, Inc. include the Extended Classroom(TM) software, which is a supplemental, educational program consisting of a video lesson library of the very lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats. The excess of the purchase over the fair value of the net liabilities is acquired of $10,067 was $160,000 and was allocated to the Extended Classroom software and is being amortized over its estimated useful life of five years. Telepartners, Inc. had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of it's assets.

On September 11, 2003, Sequiam Corporation acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc. ("FDTI") a Florida corporation. In consideration for the shares, Sequiam Corporation issued a total of 485,000 shares of its common stock to UTEK Corporation ("UTEK"), the parent of FDTI, valued at the closing market price of its common stock on the date of acquisition of $.49 per share or $237,560. FDTI has acquired the rights to develop and market a patented and proprietary technology for fingerprint analysis using an LED intense headband light source. The purchase price of $237,560 was allocated to acquired intellectual property and is being amortized over its estimated useful life of five years. FDTI had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of its assets.

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

Net  Loss  per  Common  Share
-----------------------------
Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock warrants are included in the calculation of diluted earnings per common share using the treasury stock method, when the result is dilutive. Common shares underlying the convertible debenture are included in the calculation of diluted earnings per common share using the if-converted method when the result is dilutive. Potential common shares underlying outstanding warrants were 7,650,000 as of September 30, 2003. Potential common shares underlying the convertible debenture are contingent upon certain factors as described in Note 7.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Fingerprint Detection Technologies, Inc., and Sequiam Communications, Inc (the "Company"). All intercompany transactions and accounts have been eliminated.

Note  3  -  Going  Concern  and  Managements'  Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Sequiam has accumulated significant operating losses, a working capital deficit and produced minimal revenues since inception. During 2003, the Company obtained financing from La Jolla Cove Investors, Inc. (the "Investor") as well as additional financing from the sale of its common stock and a loan agreement (see Notes 7, 8 and 9). In addition, the Company has begun to generate revenues on a consistent basis.

The Company is undertaking several initiatives to address its liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and the BioVault; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) continued efforts to obtain additional debt and/or equity financing. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months.

The Company's ability to continue as a going concern remains dependent upon its ability to receive proceeds from the debenture and exercise of the warrants issued to the Investor. However, there can be no assurances that this will occur. In the event that the proceeds from the debenture and exercise of the warrants is not obtained on a timely basis, the Company will need to seek additional financing from other sources. The Company believes that revenues from current operating activities (exclusive of any sales of the BioVault) during the next 12 months will not be sufficient to support operations during that period. There can be no assurance that the Company will receive proceeds from the exercise of the warrants or be able to find alternative financing on a timely basis, if at all.

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

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending September 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel did in March 2001 give proper notice of such termination. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. The Company disputes these claims and believes them to be without merit.

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

In connection with the acquisition of Brekel in July 2002, the Company reclassified production equipment acquired from Brekel that is no longer being used for operations to equipment held for disposal. During the Nine months ended September 30, 2003, the Company recorded an impairment loss of $75,000 to reduce the equipment to fair market value. The Company believes that $40,706 as of September 30, 2003, is a reasonable estimate of the current fair market value for the remaining equipment to be disposed. The Company expects to sell this remaining equipment by December 31, 2003.

Note  7  -  Convertible  Debenture

Sequiam  entered  into  a  Securities  Purchase  Agreement  with  La  Jolla Cove
Investors, Inc. (the "Investor"), dated March 5, 2003, pursuant to which it delivered to Investor an 8% Convertible Debenture in the amount of $300,000, convertible into our common stock, and a Warrant to Purchase Common Stock. Upon closing on March 7, 2003, Sequiam received $150,000 less attorneys fees of $2,500, of the total $300,000 principal amount of the 8% Convertible Debenture. When the Securities and Exchange Commission declares this registration statement filed on April 25, 2003, effective, the Company will receive the balance of $150,000. Sequiam withdrew the registration statement on September 5, 2003 at the request of the SEC staff pending receipt of their comments.

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

The 8% Convertible Debenture contains a beneficial conversion feature since the calculated conversion amount is lower than the Company's stock price at the date of the agreement. In accordance with EITF 00-27, since the fair value of the beneficial conversion feature exceeded the amount of the proceeds received from the debenture, the Company recorded the beneficial conversion feature as a debt discount of $150,000, which is equal to the proceeds received. The debt discount is being amortized over the life of the debenture of 24 months. As of September 30, 2003, the balance of the debenture, net of the unamortized debt discount of $112,500 was $37,500 and is included in long-term debt.

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

On May 13, 2003, Sequiam Corporation entered into a loan agreement ("Note") with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%) interest. As of September 30, 2003, Sequiam Corporation had received the entire $400,000 in advances under the Note. In connection with this note, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The debt discount is being amortized over the life of the Note of 36 months. As of September 30, 2003, the balance of the Note, net of the unamortized debt discount of $342,857 was $57,143 and is included in long-term debt.

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

Note  9  -  Forbearance  Agreement

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's operations prior to the acquisition of Brekel, effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,286,806 as of September 30, 2003 represents $893,112 of deferred rent and $393,694 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%. Variables that could impact the amount due under the deferred rent portion of the note include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the quarter ended September 30, 2003 was $48,144 and $11,927 for the quarter ended September 30, 2002. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

                                                                   Debt
Year                                                  Rentals   Maturities
----                                                  --------  -----------
2003                                                  $ 86,700  $         0
2004                                                   117,334       96,429
2005                                                   120,854      188,341
2006                                                   124,480      199,957


2007                                                   128,214      212,384
Thereafter                                             339,169      589,965
                                                      --------  -----------
                                                      $916,751  $ 1,286,806
                                                      ========  ===========

Note  10  -  Capital  Stock

During the Nine months ended September 30, 2003, the Company issued 210,000 common shares for business advisory services and technology transfer services valued at $171,000 based on the Company's quoted market price on the date of the related agreements. In addition, the Company issued 90,000 shares for investor and public relations services valued at $90,000 in April 2003.

On January 2, 2003, Sequiam Corporation sold an aggregate of 10,000 shares of its common stock to two accredited investors at a price of $1.00 per share for proceeds of $10,000.

On February 6, 2003, Sequiam Corporation sold an aggregate of 266,667 shares of its common stock to one accredited investor at a price of $0.75 per share for proceeds of $200,002, less a commission of $20,000 for net proceeds of $180,002. On April 25, June 23, and September 15, 2003, Sequiam Corporation sold an aggregate of 800,000 shares of its common stock to this same accredited investor at a price of $0.50 per share for proceeds of $400,000, less a commission of $40,000 for net proceeds of $360,000. Sequiam Corporation also granted warrants to this accredited investor to purchase: 800,000 shares of its common stock at $1.50 exercisable through February 6, 2007; one million shares of its common stock at $0.75 exercisable through April 25, 2007;one million shares of its common stock at $0.75 exercisable through June 23 2007; and two million shares of its common stock at $0.75 exercisable through September 30, 2007. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

During the second quarter the Company agreed to issue 1,553,500 shares for investment banking, investor and public relations, and employee services valued at $1,366,895. The 1,553,500 shares were issued in July 2003.

The Company also agreed in the second quarter to issue 1,500,000 shares valued at $750,000 for the acquisition of the assets of Smart Biometrics, Inc. on May 9, 2003, and 165,000 shares valued at $149,993 for the acquisition of the assets of Telepartners, Inc. on June 1, 2003. Those shares were all issued in July 2003.

On September 11, 2003, Sequiam agreed to issue 485,000 shares valued at $237,650 for the acquisition of 100% of the issued and outstanding shares of Fingerprint Detection Technologies, Inc. The value of the shares was included in current liabilities as stock subscriptions payable at September 30, 2003 and the shares were issued in November 2003.

During the third quarter 2003 Sequiam sold an aggregate of 327,500 common shares to four individual accredited investors at a prices ranging from $0.40 to $0.50 per share for net proceeds of $157,500. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

Note  11  -  Operating  Segments

Pursuant to FAS 131, we define an operating segment as:

     -    A business activity from which we may earn revenue and incur expenses;

     - Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

     -    For which discrete financial information is available.

We have two operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue.

Our operating segments are defined as follows:

The Information Management segment, which provides interactive web-based technologies, as well as ASP, ISP and other customer web development and software development services.

 The Safety and Security segment, which provides fingerprint biometric access control systems technology.

The table below presents certain financial information in thousands by business segment for the three and nine months ended September 30, 2003 and 2002.

Segment Reporting for the Quarter Ended September 30, 2003:

                Information    Safety and                                    Consolidated
                Management      Security     Segments Total    Corporate        Total
               -------------  ------------  ----------------  ------------  --------------
Revenue from
external
customers      $     79,635   $    24,224   $       103,859   $         -   $     103,859
Interest
expense               3,750             -             3,750        80,764          84,514
Depreciation
and
amortization        103,863        36,786           140,649             -         140,649
Segment
profit             (316,806)      (65,669)         (382,475)     (323,777)       (706,252)
Segment
assets(1)         1,802,177       935,783         2,737,960        50,000       2,787,960


Segment Reporting for the Nine Months Ended September 30, 2003:

                Information    Safety and                                    Consolidated
                Management      Security     Segments Total    Corporate        Total
               -------------  ------------  ----------------  ------------  --------------
Revenue from
external
customers      $    312,640   $    25,323   $       337,963   $         -   $     337,963
Interest
expense               9,848             -             9,848       118,657         128,505
Depreciation
and
amortization        277,151        61,310           338,461             -         338,461
Segment
profit             (945,481)     (107,444)       (1,052,925)   (2,390,475)     (3,443,400)
Segment
assets(1)         1,802,176       935,783         2,737,960        50,000       2,787,960

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Recent  Developments
--------------------

On September 11, 2003, we acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc. ("FDTI") a Florida corporation. In consideration for the shares, we issued in November 2003 a total of 485,000 shares of our common stock to UTEK Corporation ("UTEK"), the parent of FDTI, valued at the closing market price of its common stock on the date of acquisition of $.49 per share or $237,560. FDTI has acquired the rights to develop and market a patented and proprietary technology for fingerprint analysis using an LED intense headband light source. The purchase price of $237,560 was allocated to acquired intellectual property and is being amortized over its estimated useful life of five years.

Quarter  Ended  and Nine Months September 30, 2003 compared to Quarter Ended and
--------------------------------------------------------------------------------
Nine  Months  September  30,  2002.
-----------------------------------

Revenues

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; (iv) Internet access and web hosting services; and (v) sales of the BioVault(TM). We have not yet generated significant revenues from the sale or licensing of our software products (excluding custom software projects) or the BioVault(TM). Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement, and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services are long-term in nature and revenues are recognized based on a percentage of completion with progress to completion measured based upon later hours incurred. Web development services are performed over a period ranging from a few days to a few weeks and revenues are recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue increased to $103,859 for the quarter ended September 30, 2003 from $48,120 for the quarter ended September 30, 2002 an increase of $55,739 or 116%. Total revenue increased to $337,963 for the nine months ended September 30, 2003 from $286,435 for the nine months ended
September  30,  2002  an  increase  of  $51,528  or  18%.

Software and license fee revenues were unchanged at $-0- for both 2002 and 2003. During 2002 and through the first quarter of 2003, Sequiam Document Management System was still under development, and we did not acquire Access Orlando and its IRP and IRPlicator software products until November 2002 and The IRP and IRPlicator software were being redeveloped until the end of the third quarter of 2003. We expect to begin generating revenues from the sale of our combined DMS and IRP software products now marketed under the brand name Internet Remote Print during the fourth quarter of 2003.

Other sales for the third quarter of 2003 included consulting, custom software services and web development services totaling $40,086; and Internet access and web-hosting services totaling $39,549. All of the foregoing were 65.5% increases over 2002 third quarter revenues of $48,120. For the nine months ended September 30, 2003 compared to 2002 other sales were $313,739 compared to $286,435 and increase of $27,304 or 9.5%

BioVault sales were $24,224 for the third quarter of 2003 compared to $-0- for the third quarter of 2002.

We observe that large organizations are becoming more interested in warehousing documents for ease of access by its many users. As such, we believe that our DMS product is viable. However we have also observed a number of competing products by companies with greater resources than ours. Our competitors typically add the document management feature into a complimentary suite of software products. As a result, we do not see great market for our Sequiam DMS as a stand-alone product, and in response, we have integrated it into our IRP product line. This is being done by incorporating the document management functions of the DMS product into the remote print software for the IRP product line.

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

We have terminated an agreement with Pachyderm Press, the publisher of the World Olympian Magazine, to share revenues and expenses of publication and to share with them content from our website production. Pachyderm had an agreement with the WOA to Publish the magazine, and we have an agreement to publish and host their website. The WOA has terminated Pachyderm's agreement for nonperformance. We had expected to earn a 35% share of the merchandising and sponsorship income derived from the website and 50% of the net earnings from the magazine subscriptions and advertising revenue. In the case of the website, the responsibility for revenue generation is with the WOA and in the case of the magazine, the responsibility for revenue generation is with Pachyderm Press. Neither the WOA or Pachyderm Press has been effective at revenue generation and to date, we have not received any revenues from these agreements. Regardless, we continue to provide website development and hosting services to the WOA, and we have discontinued our assistance to Pachyderm Press with content and other business services. We continue to perform our duties to the WOA because we believe that our association with the Olympics will be beneficial to future business and because we believe in the Olympic ideals. Publishing is not a part of our overall business plan, but Internet services to publishers and printers is an integral part of our information management business.


Operating  Expenses

Operating expenses increased by $88,338, or 13% from $672,641 for the quarter ended September 30, 2002 to $760,979 for the quarter ended September 30, 2003. Operating expenses increased by $2,609,850, or 261% from $999,266 for the nine months ended September 30, 2002 to $3,609,116 for the nine months ended September 30, 2003. This increase is explained below.

Software and web development costs increased by $37,897 or 32% from $119,506 in third quarter 2002 to $157,403 in third quarter 2003, and by $258,228 or 145% from $177,979 during the nine months ended September 30, 2002 to $436,207 during the nine months ended September 30, 2003, due to the establishment and expansion of the development staff beginning in the second quarter 2002. This expansion of staff was needed to expand our products and services and to keep pace with new industry developments and the continued need to improve features and functionality of the Sequiam software products.

The cost of BioVault sales increased to $18,963 in the third quarter 2003 from $0 in the third quarter 2002 as a result of the launch of that new product and revenues generated this quarter.

Non-cash compensation of $1,627,896 was recognized during the nine months ended September 30, 2003 due to one-time charges for stock compensation in the second quarter 2003 related to employment agreements and investment banking services largely as a result of several acquisitions made during that period.

Selling, general and administrative expenses decreased $75,341 from $519,305 in third quarter 2002 to $443,964 in third quarter 2003. We decreased our selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services such as investor relations, legal and accounting fees, and corporate travel expenses as a result of consolidating our operations. Selling, general and administrative expenses increased by $410,063, or 53% from $777,526 for the nine months ended September 30, 2002 to $1,187,589 for the nine months ended September 30, 2003 because we increased overall expenditures selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services such as investor relations, legal and accounting fees, and corporate travel expenses. We also increased expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products and introduced web development, web hosting and Internet access services. Such increases were due to acquisitions and the overall expansion of our business

Depreciation and amortization expense increased by $106,819, from $33,830 in third quarter 2002 to $140,649 in third quarter 2003, and by $294,700 or 673% from $43,761 during the nine months ended September 30, 2002 to $338,461 during the nine months ended September 30, 2003 as a result of depreciation on assets acquired from Brekel in July 2002, and amortization of intellectual properties acquired from W.M.W. Communications., Smart Biometrics, Inc. and Telepartners, Inc.

We have grown from 2 employees at September 30, 2002, to 24 employees at September 30, 2003, largely as a result of the acquisition of Brekel Group, Inc., W.M.W. Communications, Inc., Smart Biometrics, Inc. and Telepartners, Inc. The addition of the employees has negatively impacted liquidity and cash flow for  the  quarter  ended  September  30,  2003.  We  can  further expect that payroll will be a burden for the next 12 months as we attempt to raise the additional capital necessary to get our products to market. The payroll burden will diminish dramatically after we establish a regular sales cycle of the software products because our ongoing support costs will be minimal compared to our development costs. We expect to distribute our products through value added resellers and other resellers. As a result, we do not expect to increase personnel and related expenses as we go to market with our software.

Loss on Impairment and Sales of Assets and Gain on Debt Settlement

A loss on impairment of equipment held for sale of $75,000 was recognized in the first quarter of 2003 based upon the estimated net realizable value of the equipment acquired from Brekel. A net gain of $2,431 and $15,855 was recognized in the second and third quarter of 2003 respectively, on the actual sale of certain equipment acquired from Brekel. Gains of $37,315 and $19,527 were recognized on the settlement of debts owed to former creditors of Brekel the second and third quarters of 2003, respectively, for a total of $56,842 for the nine months ended September 30, 2003.

Interest  Expense

Interest expense increased by $78,634, from $5,880 in third quarter 2002 to $84,514 in third quarter 2003, and by $121,521 from $6,984 during the nine months ended September 30, 2002 to $128,505 during the nine months ended September 30, 2003 as a result of an increase in loans from shareholders, a note payable related to leasehold improvements acquired from Brekel Group in July 2002, and the convertible debenture and Corbin loan. Other non-cash increases to interest expense are due to accretion of the discount on the convertible debenture of $37,500 and on the loan from Lee Corbin of $57,143. The total discount that is being amortized of $150,000 for the debenture and $400,000 for the Corbin loan will increase interest expense by $17,679 per month or $212,148 per year beginning March 2003 through March 2006, unless the debenture is converted prior to the due date of the debenture (March 4, 2005), at which time the entire unamortized discount will be expensed.

Net  Losses

Sequiam Corporation incurred net losses of $706,252 and $630,401 for the quarters ended September 30, 2003 and 2002, respectively and it incurred net losses of $3,443,400 and $719,815 for the nine months ended September 30, 2003 and 2002, respectively. We expect to incur additional net losses throughout 2003 as we introduce our products to the marketplace.

Liquidity  and  Capital  Resources

Net cash used in operating activities was $1,220,708 for the nine months ended September 30, 2003, as a result of the net loss during the period of $3,443,400, offset by non-cash compensation of $1,627,896, net decrease in accounts payable and accrued expenses totaling $103,431, and increases in accrued shareholder salaries of $270,000 and other non-cash expenses and losses totaling $398,786.

Net cash used for investing activities was $71,430 for the nine months ended September 30, 2003, primarily due to proceeds from the sale of equipment of $35,346 offset by cash paid for the acquisition of Access Orlando of $93,827 and software development costs of $12,949 for the Sequiam IRP and Extended Classroom products.

Net cash provided by financing activities was $1,206,216 for the quarter ended September 30, 2003. Proceeds from the bridge loan accounted for $400,000 and sales of common stock accounted for $708,572 and were offset by commissions of $48,070. During the quarter ended September 30, 2003, a private investor exercised 625,000 warrants for $6,250.

Current liabilities of $2,795,205 exceed current assets of $157,241 by $2,637,964. Of that amount, $1,812,075 or 67% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities is $44,630 due to W.M.W. Communications for its acquisition. W.M.W. has indicated its willingness to wait for payment until cash flow allows, but we have not reached any formal agreement to defer payment. Also included in current liabilities is $663,168 of accounts payable and accrued expense, most of which accrue to Brekel Group, Inc. and are the subject of continued workout arrangements. $237,650 for the purchase of FDTI is also included in current liabilities and was paid for in common shares of the Company in November 2003.

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's operations prior to the acquisition of Brekel, effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,286,806 as of September 30, 2003 represents $893,112 of deferred rent and $393,694 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%. Variables that could impact the amount due under the deferred rent portion of the note include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the quarter ended September 30, 2003 was $48,144 and $11,927 for the quarter ended September 30, 2002. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

                                                                   Debt
Year                                                  Rentals   Maturities
----------                                            --------  -----------
2003                                                  $ 86,700  $         0
2004                                                   117,334       96,429
2005                                                   120,854      188,341
2006                                                   124,480      199,957
2007                                                   128,214      212,384
Thereafter                                             339,169      589,965
                                                      --------  -----------
                                                      $916,751  $ 1,286,806
                                                      ========  ===========

Since the end of our last fiscal year ending December 31, 2002, we sold securities in four separate private placements, as more fully described in Part II, Item 2, below. As a result, we have received to date total net proceeds of $666,689. We received $315,437 (approximately one-half) of these proceeds during the quarter ending September 30, 2003, and most of this amount is reflected as additional paid-in capital in our financial statements for the period ending June 30, 2003. We also received $400,000 of proceeds from a bridge loan.

We estimate that we will need an additional $600,000 of capital to continue operations during the next twelve month due to higher than expected professional fees associated with the registration we are completing regarding the securities issued to La Jolla Cove Investors, Inc., new acquisitions and bringing our products to market. Our management is undertaking several initiatives to address our liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and the BioVault; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) continued efforts to obtain additional debt and/or equity financing. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months. If we do not obtain at least $600,000 additional capital in the next twelve months, then we will need to curtail operations and reduce expenses accordingly.

Application  of  Critical  Accounting  Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management has determined that the allowance for doubtful accounts is adequate at September 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION
---------------------------

ITEM 2. CHANGES IN SECURITIES
-----------------------------

(c)  Recent  Sales  of  Unregistered  Securities

Common  Stock.  On  February  6, 2003, we sold an aggregate of 266,667 shares of
-------------
our common stock to one accredited investor, Mr. Walter H. Sullivan, III, at a price of $0.75 per share, for proceeds of $200,000, less a commission of $20,000 paid to Cane Consulting, for net proceeds of $180,000. In connection with these transactions, we issued a warrant to purchase an additional 800,000 shares of common stock at a purchase price of $1.50 per share for a period of four years. On April 25, June 23, and September 15, 2003, Sequiam Corporation sold an aggregate of 800,000 shares of its common stock to Mr. Sullivan at a price of $0.50 per share for proceeds of $400,000, less a commission of $40,000 paid to Cane Consulting, for net proceeds of $360,000. In connection with this transaction, we issued warrants to purchase an additional 4,000,000 shares of common stock at a purchase price of $0.75 per share for a period of four years. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to Mr. Sullivan. Based upon information provided to us by Mr. Sullivan, we determined that he was an accredited investor because he has a net worth of $1,000,000 or more and an annual income of $200,000 or more. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to Mr. Sullivan in compliance with Rule 502(b). We had a prior business relationship with Mr. Sullivan. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Sullivan.

During the third quarter 2003 we sold and aggregate of 327,500 common shares to four individual accredited investors at a prices ranging from $0.40 to $0.50 per share for net proceeds of $157,500. In connection with such sales, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend. The four individual investors represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to each investor in compliance with Rule 502(b). We had a prior business relationship with each investor. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Each investor represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon sale of the stock to each investor.

The Company agreed to issue 485,000 shares for the acquisition of 100% of the common shares of Fingerprint Detection Technologies, Inc. valued at $237,650 to UTEK Corporation. The certificates for the 485,000 shares were issued in November 2003. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule
506.   This  offer  was  made  exclusively  to  UTEK  Corporation.  Based  upon information  provided  to  us  by  UTEK Corporation, we determined that it is an accredited investor because it is a publicly held company. UTEK Corporation represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to UTEK Corporation in compliance with Rule 502(b). We had a prior business relationship with UTEK
Corporation. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to UTEK Corporation on September 11, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

We held our annual meeting of security holders on August 25, 2003. A detailed description of the matters approved and other actions taken by the stockholders is set forth in our Form 8-K filed on August 25, 2003, which is hereby incorporated by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)  Exhibits:

2.1     Agreement and plan of acquisition between Fingerprint Detection Technologies, Inc., a
        Florida corporation, ("FDTI"), UTEK Corporation, a Delaware corporation, ("UTEK"), and Sequiam Corporation, Inc., a California corporation, ("SQUM").

21.1    Subsidiaries

31.1    Section 901 Certification Nicholas VandenBrekel

31.2    Section 901 Certification Mark Mroczkowski


32.1    Certification Pursuant To Rule 15d-14(B) and 18 U.S.C. Sec.1350 Nicholas VandenBrekel

32.2    Certification Pursuant To Rule 15d-14(B) and 18 U.S.C. Sec.1350 Mark Mroczkowski


(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending September 30, 2003:

Form 8-K filed on August 25, 2003, regarding its annual shareholder meeting, election of officers and a change in its bylaws increasing Directors' terms from one to three years.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM  CORPORATION


Date:  November 19, 2003

By:  /s/  Nicholas  H.  VandenBrekel
-------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer


By:  /s/  Mark  Mroczkowski
-------------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer

Date: November 19, 2003

/s/ Mark L. Mroczkowski
-----------------------
Mark L. Mroczkowski
Chief Financial Officer