Form 10KSB
period 2003-12-31
SEQUIAM CORP
filed 2004-04-14
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [x]

Issuer's revenues for its most recent fiscal year:  $386,170.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 30, 2004, was approximately $27,663,335 based upon the closing price of the Registrant's Common Stock on such date.

There were 45,349,729 shares of Common Stock outstanding as of March 30, 2004.

Documents incorporated by reference.
Transitional Small Business Disclosure Format (Check one): Yes    ; No  X
                                                               ---     ---

TABLE OF CONTENTS
ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . .   12

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . . . . . . . . . . . . .   14

ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

ITEM 8A   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. . . . . . . . . . .   20

ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .   25

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . .   26

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . .   27

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . . . . . . . . .   28

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
          15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS. . . . . . . . . . . . . . .   30

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL
-------

We were incorporated in California on September 21, 1999 as Wedge Net Experts, Inc. On or about May 1, 2002, we changed our name to Sequiam Corporation. We also changed our symbol from "WNXP" to "SQUM".

From inception of our business through the date we acquired Smart Biometrics, Inc., our management was primarily focused on developing a portfolio of Internet and print enterprise-wide software products. In addition, we developed custom software, databases and websites for businesses. We operated as an Internet service provider ("ISP") and provided Internet access and web site hosting for our customers who require those services. The business was operated under one operating segment through our subsidiaries: Sequiam Software, Inc. and Sequiam Communications, Inc. Sequiam Software tools consist primarily of document management and Internet Remote Print ("IRP") software, more fully described below. These tools allow users to manipulate proof, manage, organize and publish and print digital content, or scan non-digital content from remote locations as well as provide secure private storage. Sequiam Communications (formerly known as Brekel Group, Inc.) operated a digital publishing business that was ceased prior to its acquisition by Sequiam. However, we acquired Brekel Group for (a) its expertise in digital on-demand publishing and printing,
(b) the innovations that it brings to our document management, IRP and print on-demand software applications, and (c) its contract and relationship with the World Olympian Association to exclusively develop, create, host, and maintain their official Internet site and manage a database, provide email and an electronic newsletter for all Olympic athletes.

In the fourth quarter of 2003, we divided our business into two distinct operating segments; Information Management and Safety and Security. The Information Management segment is built on our custom software skills, our contacts with the world sports communities and interactive web-based technologies obtained by the acquisition of WMW Communications and more recently, Telepartners, Inc. Our Safety and Security segment was formed upon our acquisition of the assets of a leading biometrics corporation, Smart Biometrics, Inc and expanded with our acquisition of Fingerprint Technologies, Inc. ("FDTI"). We acquired from Smart Biometrics fingerprint biometric access control systems that will be a key feature in our future product offerings. We acquired from FDTI a fingerprint detection system that we believe represents a new advancement in that science.

The Information Management segment consists of our IRP suite of software products that includes IRP and IRPlicator, more fully described below. We are also developing the following two new software products to sell in our Information Management segment: "Book It, Rover!" and the Extended Classroom, which are more fully described below.

In the Safety and Security segment we have focused primarily on selling the BioVault(TM), a secure safe intended for personal firearms that uses fingerprint recognition technology to open instead of a traditional key. The BioVault(TM) and related technology is more fully described below. We have an agreement with the National Rifle Association (NRA) to distribute the BioVault(TM). The NRA acts only as a sales agent and will not purchase any of our products directly. The NRA offers our BioVault(TM) in its online store and catalog. The NRA estimates that we will be able to sell approximately 50,000 units over the twelve months following the second quarter 2004. We have changed our strategy relative to this segment. Instead of outsourcing the manufacturing of the BioVault(TM) and related products, and selling and distributing the products ourselves, we plan to license our technologies to other companies who manufacture, market, sell and distribute. In March 2004, we reached such an agreement with Sales and Marketing Group, LLC, ("SMG"). SMG licensed our Biometric technology for its new product, the Q300 a device similar in function to the BioVault(TM). We are also in discussions with other companies for the license of the BioVault(TM) and other applications of our biometrics devices as well as the BritePrint(TM) fingerprint detection device.

DEVELOPMENT OF THE BUSINESS
---------------------------

Three principal shareholders, Nicholas VandenBrekel, Mark Mroczkowski and James Rooney, formed Sequiam Software, Inc. (formerly Sequiam, Inc.) on January 23, 2001, to research, develop, produce and market a document management software product. From its inception until April 1, 2002, Sequiam Software, Inc.'s sole business activity was the development of its software product, Sequiam DMS.

ACQUISITION OF BREKEL GROUP, INC.

In 2002, we acquired 99.38% of the issued and outstanding common stock of Brekel Group, Inc. ("Brekel"). Sequiam Software, Inc. and Brekel were entities under common control.

We acquired Brekel for its expertise in digital on-demand publishing and printing and the innovations that it brings to our document management, Internet remote print and print on-demand software applications. We also acquired Brekel for its contract with the World Olympians Association ("WOA") and its Internet and ExtraNet expertise and product development gained from that project (see " Sequiam Communications, Inc." below). On November 14, 2002, we changed Brekel's name to Sequiam Communications, Inc. to better represent its role within our company.

ACQUISITION OF THE ASSETS OF W.M.W. COMMUNICATIONS, INC.

Effective November 1, 2002, we acquired all of the assets of W.M.W. Communication, Inc., doing business as Access Orlando. We have accounted for this as an acquisition of the business of W.M.W. Communications, Inc. ("WMW"). The major assets of WMW were the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator ("IRPlicator"). IRP is a software product that allows computer users to print remotely to any printer via the Internet. IRP is highly complementary to Sequiam's Document Management Software, and we have integrated the two products. Like Sequiam, WMW was engaged in software development, website development, Internet hosting and collocation services, and is also an Internet service provider ("ISP"). Through our Internet hosting and collocation services, we host third-party web content on either our server located at our remote network operations center ("NOC"), or on the third party's server that is located at our NOC.

ACQUISITION OF THE ASSETS OF SMART BIOMETRICS, INC.

On May 9, 2003, we acquired substantially all of the assets of Smart Biometrics, Inc. of Sanford, Florida. We have accounted for this as an acquisition of the business of Smart Biometrics, Inc. Smart Biometrics, Inc. is engaged in the development of biometric technologies. The BioVault(TM) technology, which is a secure safe that utilizes patent pending technology and protocols to recognize a person's fingerprint to unlock, was the major asset of Smart Biometrics, Inc.

ACQUISITION OF THE ASSETS OF TELEPARTNERS, INC.

On June 1, 2003, we acquired substantially all of the assets of Telepartners, Inc. of West Palm Beach, Florida. We have accounted for this as an acquisition of the business of Telepartners, Inc. Telepartners, Inc. is engaged in the development of supplemental educational products for schoolchildren in grades 1 through 12. The major asset acquired from Telepartners, Inc. was the Extended Classroom(TM) software, which is a supplemental, educational program consisting of a video lesson library of the very lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats.

ACQUISITION OF FINGERPRINT DETECTION TECHNOLOGIES, INC.

On September 11, 2003, we acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc. ("FDTI") a Florida corporation. FDTI has acquired the rights to develop and market a patented and proprietary technology for fingerprint analysis using an LED intense headband light source. FDTI had no operating history and had not generated any revenues, so we accounted for the acquisition as a purchase of its assets.

PRODUCTS
--------

INFORMATION MANAGEMENT SEGMENT

Sequiam  Software,  Inc.
------------------------

Sequiam Software, Inc. ("Software") is focused on the following products:

     Sequiam  IRP
     ------------

The Internet Remote Print (IRP) software enables users to print or copy documents from their computer or scanner to printers at remote sites using the Internet with a simple "point and click" procedure. The software is highly complex in its construction but very simple to use. Computer users are generally able to point and click to print a document to their desktop or network printer. IRP allows computer users to point and click to print a document to a printer at a remote location such as a corporate high-speed print facility, a commercial printer, at another office, a hotel, a convention center, or anywhere else with a printer. Large organizations can realize significant savings by using IRP to move print tasks away from high unit cost inkjet and LaserJet desktop printers to centralized high volume low cost print devices or even to commercial print shops.

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

     Sequiam  IRPlicator
     -------------------

Internet Remote Print Duplicator ("IRPlicator") is a software system used to scan documents from a variety of scanning devices and to send the scanned documents to the IRP Document Manager. The IRPlicator software runs on any Windows 95, 98, NT, 2000 or XP based PC computer. The IRPlicator software interfaces to the scanning device through the commonly used Twain or ISIS software interface. The IRPlicator software may use the scanning device's User Interface (UI) or in most cases will allow operation of the scanning device without the use of the UI. The IRPlicator software's output is the scanned image data in compatible Level 2 Postscript. The data is a black and white or gray scale image compressed and encoded into the postscript data. The output postscript contains no other formatting commands other than the data itself to allow for commands to be sent to the output device independent of, and not in conflict with, the postscript data.

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

Each of the four installations was sold at an average price of $40,000 per system with annual support provided at $5,000 per year. We began receiving annual support revenue from these prior installations in the first quarter of 2003. Pricing for the Internet product will be based upon usage charges.
Targeted customers are large organizations with in-house print facilities and commercial digital printers who wish to use the technology to drive more customer business to their facility.

Since the acquisition of WMW Communications, we have focused on refining the IRP and IRPlicator software products including the development of an Internet only enabled version that does not require an on-site server installation. We have also focused on integrating Sequiam DMS into the IRP products by incorporating both software programs into one product working together. We have done this by integrating the document management aspects of Sequiam DMS into the unique print capabilities of our IRP products. Additionally, we have allowed Danka Corporation to extensively test the product and we have expended additional effort to incorporate certain changes suggested by them. We are now actively marketing the product to potential value added resellers using our existing resources. We will expand our sales and marketing efforts using the proceeds from sources of equity capital we are currently seeking. In the event we do receive new equity funds, we will curtail other efforts and allocate our existing resources to the sales and marketing of IRP products.

     Book  It,  ROVER!
     -----------------

Book It, ROVER! is a web-based application service that provides destination promotion agencies (e.g. chambers of commerce and convention and visitor bureaus) with a tool that is capable of creating revenue from their existing web site. Convention and visitor bureaus, tourist development boards and other destination promotion entities are discovering the opportunity and advantages of providing a full booking service to visitors exploring their websites.

Many agencies currently offer hotel bookings on their website through consolidators or resellers. Book it, ROVER! is a departure from this model which puts control of inventory and pricing structures back into the hands of the hotelier. Book it, ROVER! allows travelers to purchase attraction tickets, make reservations for activities and restaurants, make transportation arrangements and fully plan an itinerary for the visitors' stay. Book it, Rover! provides the flexibility to target specific information and resources to leisure travelers to and business/convention travelers and planners. It will allow the destination promotion agency to market its' members goods and services directly to the desired audience, based on current objectives and initiatives.

Book It, ROVER! brings hotels, motels, restaurants, attractions, activities, air lines and rental car companies within an area together with the marketing programs of the area promotional agency and allows visitors to book their reservations and plan their total visitation experience without ever leaving the organization's website.

Book It, ROVER! allows organizations to turn their "billboard" website into an open ticket window, offering a revenue source not available in the past, while providing members a tool to increase sales without giving up control of their inventory or diluting their price structure. Book it, Rover! allows one-stop shopping and immediate buying opportunities for interested visitors right from the existing website.

     Access  Orlando
     ---------------

We provide Internet access and web hosting services to more than 90 customers in the Central Florida area using the Access Orlando trade name at "www.ao.net".

     Sequiam  Software
     -----------------

We also provide high-end web development and custom software and database development to medium-sized businesses, local governments and non-profit organizations under the Sequiam Software brand name. Currently, our custom software is focused on information management.

Sequiam  Communications,  Inc.
------------------------------

Sequiam Communications, Inc. ("Communications"), d/b/a Sequiam Sports, and formerly known as Brekel Group, Inc., is focused on the following web development products and services:

     Internet  and  Extranet  for  WOA
     ---------------------------------

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

The scope of Extranet is intended to encompass the full digital media program of the WOA, including the delivery of editorial content, on-line membership services, support of WOA sponsor/partner programs and electronic commerce. In connection with that contract, Sequiam Sports is currently implementing the worldwide database for the Official Website of the Community of Olympic Athletes. Under the terms of Communication's contract with the WOA, Sequiam Sports is developing the Extranet at its own cost and expense, and will receive 35% of all sponsorship revenues in addition to 35% of any merchandizing sales prices less fixed costs. The WOA, in turn, has committed to provide support in integrating Sequiam Sports' relationship within the Olympic family, including the International Olympic Committee (IOC), various national Olympic committees
(NOCs), official sponsors of the Olympic Games, the IOC and the NOCs, and the WOA membership. As those relationships develop, we expect to invest more resources into the development of Internet solutions for these entities. We expect to earn a 35% share of the merchandising and sponsorship income derived from the website. The responsibility for revenue is with the WOA because they must provide the products to be sold on the website and follow-up on sponsorship opportunities. The WOA has not been effective at revenue generation and to date, we have not generated any revenue. Regardless, we continue to provide website development, email, hosting services and an electronic newsletter "Olympian Insight" to the WOA because we believe that our association with the Olympics will be beneficial to future business and because we believe in the Olympic ideals. In addition, Internet services to publishers and printers are an integral part of our information management business, and we believe our relationship with the WOA will generate new business for us. We expect to continue to incur expenses related to the development and ongoing maintenance of Extranet through the duration of the contract.

As an extension of the WOA Extranet project, we formed a limited liability company with Pachyderm Press ("Pachyderm"), the Publisher of the "World Olympian" magazine, in January 2003. The name of the company is Olympian Publications, LLC. Beginning in February 2003, Olympian Publications, LLC was named publisher of the magazine. Effective April 8, 2003, we terminated our agreement with Pachyderm and dissolved Olympian Publications, LLC when Pachyderm failed to perform under the agreement, and the magazine ceased publication. No transactions were ever conducted in Olympian Publications, LLC.

Sequiam  Education,  Inc.
-------------------------

     Extended  Classroom
     -------------------

Sequiam Education, Inc. is focused on the Extended Classroom. The Extended Classroom is a series of 300 Internet based educational supplement videos for grades 1-12 students and their parents. Written and delivered by full-time teachers, these Lesson Concept Summaries (LCSs) cover the language arts, math, science and social studies, and are designed to meet curriculum standards and correspond to homework assignments. The videos average two minutes in length, and include test preparation tools and quizzes that help parents and teachers assess students' progress and achievement levels. These results are accessed via a unique data retrieval system. The LCSs are delivered via the Internet, and are available in CD form for homes without broadband access. The videos are digitally mastered and also available for television broadcast.

SAFETY  AND  SECURITY  SEGMENT

Sequiam  Biometrics,  Inc.
--------------------------

Sequiam Biometrics, Inc. is focused on the BioVault(TM) and the Q300.

     BioVault(TM)
     ------------

We market a personal safe called BioVault(TM) that uses patent-pending fingerprint recognition technology as the sole means to control access, and requires no keys, card or combination. It is constructed of heavy-duty 12-guage steel. The safe can be plugged into house AC current or run independently on three D-cell batteries for up to one year, and is the only such safe with no manual override system. It uses the same non-volatile memory as cell phones, and retains fingerprint information in the absence of any power source, but it signals the user when power is low, like a smoke detector.

The BioVault(TM) measures 12.5 inches wide, by 17 inches long, by 3.5 inches deep, and provides room for two handguns plus ammunition, or valuables such as jewelry, stock certificates and other documents. The processor is easy to program and stores up to 15 authorized fingerprints. Management believes that handgun owners are the largest market for this product, and the Company's marketing campaign employs a video with a TV personality and a police academy instructor. Sequiam has also entered a licensing agreement with the National Rifle Administration (NRA) for the sale of the BioVault(TM) through the NRA web site.

     Q300
     ----

In the first quarter of 2004, we licensed our biometric technology to Sales and Marketing Group, LLC ("SMG"). SMG has used that technology to design a product similar in use to the BioVault but different in design and target market.

Fingerprint  Detection  Technologies,  Inc.
-------------------------------------------

     BrightPrint(TM)
     ---------------

Fingerprint Detection Technologies, Inc. is focused on our BrightPrint(TM) technology. The patent pending, BrightPrint(TM) technology is an LED-based headband mounted, light source developed to enhance the detection of dusted latent fingerprints. The BrightPrint(TM) system offers the potential of a low-cost, hands-free device to be used during the investigative process by law enforcement. It provides an efficient method for illuminating dusted fingerprints. This technology, when used in conjunction with traditional dust detection methods, reveals otherwise invisible fingerprints, footprints, and other latent markings at crime scenes and may save valuable time in the investigative process.

Using an array of light emitting diodes (LEDs), the BritePrint(TM) device emits wavelength-specific light of sufficient intensity to cause areas brushed with a dye to visibly fluoresce. Wearing light-filtering goggles to make the markings easily detectable to the human eye (orange goggles in the case where rhodamine 6G dye is used), an analyst can quickly proceed with the on-site identification and analysis of the markings. Use of video cameras with specially colored lenses or other optical scanning devices provides additional possibilities for recording critical crime scene evidence.

We acquired the BrightPrint(TM) technology from the Westinghouse Savannah River Company ("SRC") under the terms of a license agreement. The Westinghouse Savannah River Company and Technology Center is recognized as a world-class center of excellence for the development and application of unique and innovative science and technology solutions. The Savannah River Technology Center is the applied research and development laboratory for the Savannah River Site for the U.S. Department of Energy. The SRC inventor of the technology is Eliel Villa-Aleman.

More information about our products and services, as well as copies of our reports filed with the Securities and Exchange Commission, may be obtained from our web site located at www.sequiam.com.

MARKET FOR OUR PRODUCTS AND SERVICES
------------------------------------

We have had no significant sales from our primary products during 2003 as much of the year was spent acquiring, redeveloping and readying our products for sale. Sales and marketing efforts began in the fourth quarter 2003. Sales for most of 2003 were derived from secondary services such as our Internet Service Provider, web development and custom software development. We did sell one-time web development and custom software development services to various customers during 2003, for total sales of $338,549. During the fourth quarter 2003 we had sales of the BioVault of $47,621 primarily as a result of the marketing efforts of the National Rifle

Association ("NRA"). These sales totals were far less than expected in spite of very favorable feedback from the NRA email campaigns conducted in the fourth quarter of 2003. We found that the price of the BioVault was an impediment to sales. As a result we have changed our strategy twofold; we developed a less expensive version of the BioVault and in the first quarter 2004 we licensed the redesigned product as the Q300 to Sales and Marketing Group, LLC, ("SMG") an experienced consumer products company. We licensed that product for a $2 million license fee payable in installments through December 31, 2004, an eight percent equity stake in SMG and a $20 per unit royalty; we redesigned and reduced the cost of the original BioVault and we are currently in discussions to license that product to another consumer products marketing company.

We had no sales from Internet Remote Print ("IRP") from the redesigned ASP version available over the Internet on a transaction fee basis. However in the first quarter 2004, we entered into a pilot program with AlphaGraphics, Inc., an international chain of 320 franchised print shops. We also entered into a trial program with Lee County Florida School Board and Santa Fe Community College.

We have no historical financial or market information regarding potential sales for the assets acquired from Smart Biometrics, Inc. and Telepartners, Inc. because both companies were development stage companies and neither company had any operating revenue. Furthermore, we only began to receive operating revenue from our IRP software products in the second quarter of 2004. Our estimate of the market for our products and services is based primarily upon market research done by us, market estimates of the software product given to us by Danka Corporation, and market estimates for the sale of the BioVault(TM) given to us by the National Rifle Association.

Our management believes that the market for our Internet Remote Print products and services includes small, medium and large corporations across all industry segments, non-profit and governmental entities. Regardless of size, all organizations are concerned with improving performance in the management of their documents.

We are targeting our sales primarily to leading suppliers in aerospace, banking, financial services, healthcare, hospitality, insurance, manufacturing, mining, education, the public sector, telecommunications, and transportation.

DISTRIBUTION OF OUR PRODUCTS AND SERVICES
-----------------------------------------

Sequiam products and services are just now coming to market after a lengthy development period and, to date, have been sold direct from Sequiam and, prior to its acquisition, WMW. We intend to sell our IRP and IRPlicator products through "Value Added Resellers," distributors and marketing alliances and through our own direct sales efforts.

Value  Added  Resellers (VARs) - Our VARs are and will be software companies and
------------------------------
print equipment manufacturers and distributors with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label Sequiam products. VII, Inc., a government contractor, is a current VAR, offering Sequiam products to a variety of Federal government agencies and other government contractors. Under the typical agreement between a VAR and Sequiam, we expect to grant to the VAR a non-exclusive license to resell the software products specified in the agreement, and the VAR will grant sublicenses for the use of such software to users of the VAR's applications. The license fees a VAR pays to us are discounted from the license fee charged by the VAR for the use of our software.

Distributors  -  Sequiam  distributors  are  and  will  be  companies  that sell
------------
technology into geographic regions where Sequiam has no physical presence. Currently, we have one distributor in India; E-soft sells in India and the Middle East. We intend to grant to distributors the non-exclusive license to sell the software products specified in the distributor agreement, and the distributor will grant sublicenses for the use of such software. The fees a distributor will pay will be discounted from our standard license fee for the use of our software. To date, no revenues have been received from the distributor in India.

Alliance Partners - Sequiam's "Alliance Partners" will be companies that provide
-----------------
both technology and management consulting and implementation services, but typically will not actually sell software. Alliance Partners who recommend Sequiam products as a service to their clients, should often provide great influence on sales. Alliance Partners will not maintain a financial relationship with Sequiam because they will not receive fees in exchange for their recommendations. The Partners will benefit from such recommendations because Sequiam will, if the occasion arises, refer management consulting services to them. Danka Corporation is currently recommending Sequiam IRP and IRPlicator to a variety of industries, primarily healthcare, and education including two educational institutions who have agreed to use IRP beginning in the second quarter 2004.

Sequiam Associate Partners - We will contract with individuals and organizations
--------------------------
that act as independent contractors working in a self-determined territory on a commission-only basis. Targeted candidates will bring with them a strong background in Sequiam's key markets. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts for the sale of Sequiam's solutions. The Roosevelt Group, Inc. is an associate partner at this time.

We plan to license our educational and biometrics technologies to other companies who have greater selling resources and experience in the marketplace as we did with the Q300 biometric safe. We are in discussions with various companies who are interested in licensing the Extended Classroom educational product, the original BioVault, BritePrint and other adaptations of our biometrics technologies.

 We launched our web site (www.sequiam.com) in 2001 to provide customer leads and to promote our products and services over the Internet. Our web site is also used to provide current customers with information on new products and services, product training dates and company-sponsored seminars. Historically, approximately 100% of our annual revenues have been received through direct sales efforts. We plan to expand those efforts through other distribution channels in 2004. We currently provide our annual report and our periodic SEC filings on our web site.

COMPETITION
-----------

     Sequiam  IRP  and  IRPlicator

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

     Book  It,  ROVER!

We are aware of only one company, TravelHero, which directly competes with us in offering reservation systems directly to Convention and Visitors Bureaus ("CVBs"). The competing product only provides for hotel reservations and does not include restaurants, attractions, events, sports facilities and entertainment, as does Book It, ROVER! Additionally, Book It, ROVER! has a built in web wizard developer and Sequiam provided hosting for those business members of the CVB wishing to participate in the system but who are not yet online. Established in 1995, TravelHero is a content and technology provider for the travel industry, offering turnkey reservation solutions for destination marketing organizations. TravelHero claims to be the online reservation partner for www.NASCAR.com, as well as over 85 official visitor bureaus and lodging associations. Sequiam is presently responding to requests for proposals from three CVBs for the implementation of Book It, ROVER!

     Access  Orlando

Our competition with web site development and web site hosting business is from a variety of small to medium-sized industry specialists and generalists. Our managed hosting services involve hosting website either on our server or on a customer's server stored at our office. Competitors in Orlando are largely small to mid-sized (6 to 20 staff) companies including; Sales & Marketing Technologies, Xenedev Development Services, Web-Solvers, Digital Planet, Bridgemore Technologies and Atlantic.net. Additionally, dozens of cottage-industry development companies consume a small amount of the market's development and hosting demand. We do not plan to grow this product offering as we do not consider it part of our core business. We use these revenues to offset our own web hosting and Internet access costs for internal use, and in support of IRP, IRPlicator and Book It, ROVER!

     Sequiam  Software

Our competition with custom software development business is from a variety of small, medium-sized and large competitors. We do not actively compete in this market but rather provide custom software applications to our existing customers as an accommodation when it benefits our relationship with them or otherwise presents an opportunity to develop new applications with greater market potential.

     Extended  Classroom

Numerous companies compete in this market. The top four successful companies with similar goals and markets are Riverdeep; Brainpop; Testbuddy; and Esylvan. Their programs are content rich, very well researched and designed with maximum student interaction in mind. The Brainpop model seems to be the most effective and possibly the most successful with a low-priced model of only $34.95 per year for a family and less than $200 per year for a school. They appear to have found entry into 15% of America's schools and usage by approximately two million children. We do not plan to compete in the open market with these firms but are searching instead for a strategic partner who can deploy our product as part of a broader program.

     World  Olympian  Association

A competing web-development company based in Europe has posted an alternative web site for the World Olympians Association ("WOA"), claiming such right was granted to it by the WOA. We are seeking to resolve this conflict with the WOA without resorting to litigation and believe that the issue will be resolved in 2004 due to changes within the WOA and with the competitor.

     BioVault(TM)

The single competitor for the BioVault(TM) is 9g Products' flagship product, the INPRINT(TM). Using fingerprint technology, the INPRINT(TM) securely stores jewelry, handguns, valuables, important documents, medications, and personal information and is similar in purpose and operation to the BioVault(TM). INPRINT(TM) is less expensive than the BioVault(TM) and, in our opinion is also less well constructed and a less substantial product in general. The INPRINT(TM) is constructed of aluminum, uses weaker hinges and locking mechanisms than the all steel construction of the BioVault(TM). 9g Products Inc. was founded in 2002 and its only product is the INPRINT(TM).

     BritePrint(TM)

SceneScope, first marketed by SPEX in 1997, has been sold to dozens of U.S. law enforcement agencies at all levels. It has been sold worldwide to most national police agencies. The SceneScope Imager uses intensified UV reflectance instead of fluorescence as in Forensic Light Sources. The System can detect fingerprints on most non-porous surfaces prior to any treatment or after a cyanoacrylate (Superglue) fuming. Fuming is required when preliminary examination yields no results.

Our patent pending, BritePrint(TM) technology is an LED-based headband mounted, light source developed to enhance the detection of dusted latent fingerprints. The BritePrint(TM) system offers the potential of a low-cost, hands-free device to be used during the investigative process. This technology, when used in conjunction with traditional dust detection methods, reveals otherwise invisible fingerprints, footprints, and other latent markings at crime scenes and may save valuable time in the investigative process and is less expensive than competing methods.
Advantages of the BritePrint(TM) technology over competing methods are as follows:

     -    Enables  advanced  real-time  field  detection  and  analysis
     -    LED  technology  for  brighter  illumination
     -    Cost  effective
     -    Self-powered  and  easily  portable
     -    Hands-free  operation

OUR CUSTOMERS
-------------

The following four institutional customers have licensed Sequiam Software products: Louisiana State University, Florida State University, Volusia County Schools and Seminole County Schools. Our custom software clients are National In-Store and IBM (in association with KnowledgeMax). Our custom web development customers are the World Olympian Association and the Daytona Beach Convention and Visitors Bureau. We provide Internet access and web hosting services for over 700 customers. In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a year or more after that order. The additional orders typically have been either custom programming projects or the purchase of new products as these become available. No single customer accounted for more than 10% of our revenues during 2003.

INTELLECTUAL PROPERTY
---------------------

We have patents pending for "BioVault", "BioVault Lock" and "BritePrint". We have not sought patent protection for any of our software products due to the length of the patent application procedure and the necessity to continually develop and improve our software products. We feel the risk of loss due to piracy is somewhat mitigated because our software is only offered as an ASP via the Internet. We plan to make patent applications in 2004 for some of the software. We will register as prior art in the Software Patent Institute ("SPI") database any of our methods whose patentability time bar has expired, to prevent anyone else from patenting those methods.

We have registered "Sequiam", "IRP", "Book it, ROVER!", "Smart Biometrics", "BioVault" and "QuestPrint" (as trademarks) with the U.S. Patent and Trademark Office.

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

DEVELOPMENT ACTIVITIES
----------------------

     Software
     --------

In 2001, we incurred a total amount of $80,234 on software development activities, and in 2002 and 2003, a total of $339,705 and $4,206, respectively. None of these costs were borne directly by any customer. With respect to IRP, we do not expect to continue to maintain our prior level of investment in developmental activities consistent with the fiscal year 2002 or 2003 expense, as the product is complete and marketable.

     Biometric
     ---------

We acquired both the "BioVault" and "BritePrint" technology. Accordingly, we had no significant development costs associate with these products other than normal adaptations for alternate uses of the biometrics. We do not expect research and development costs to be significant during 2004 and the foreseeable future. We are more focused on licensing our products to companies who manufacture and sell products that will employ our technologies.

OUR EMPLOYEES
-------------

As of December 31, 2003, we employed 17 people. Three of these employees worked in sales and marketing; five provided professional services such as training and general product assistance; four worked in product development and support; and five provided general administrative services. All employees are working full-time. No employees are represented by a labor union, and we consider our relations with employees to be good.

DEPENDENCE ON KEY MANAGEMENT PERSONNEL
--------------------------------------

We believe that our continued success depends to a significant extent upon the efforts and abilities of its senior management. In particular, the loss of Nicholas VandenBrekel, our President and Chief Executive Officer, Mark Mroczkowski, our Senior Vice President and Chief Financial Officer, or Alan McGinn, the Chief Technology

Officer of Sequiam Software, Inc., could have a material adverse effect on our business. We have employment contracts with each of these officers, which are more fully described in our amended registration statement on Form SB-2 filed on June 23, 2003 on pages 23 and 24, which is hereby incorporated herein.


ITEM 2.        DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 300 Sunport Lane, Orlando, Florida 32809. On July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Effective July 1, 2002, Sequiam entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, we make monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, we executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. Payments on the note commence July 1, 2004, through June 1, 2010, with interest at 6%.


ITEM 3.        LEGAL PROCEEDINGS

We are involved in various claims and legal actions incidental to the normal conduct of our business. On or about October 3, 2002, General Electric Capital Corporation ("GE") filed a lawsuit against Brekel Group, Inc. ("Brekel"), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claims that Brekel owes a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel has returned possession of the copiers to GE, but Brekel disputes the claim for damages. On January 30, 2004, Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. The case was dismissed with prejudice on January 30, 2004.

On February 1, 2004, Brekel entered into a settlement agreement with Precision Partners, LTD for disputed rents on a facility formerly occupied by Brekel by agreeing to pay $80,000 in 24 monthly installments of $3,510 including interest at 5%. The $150,000 total for both settlements is included in accrued expenses at December 31, 2003.

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation on November 1, 1999, commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel gave proper notice of such termination in March 2001. On September 3, 2002, Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. The Company disputes these claims and believes them to be without merit. Xerox has taken no action since its September 3, 2002, demand letter.

A competing web-development company has posted an alternative web site for the WOA, claiming such right was granted to it by the WOA. Sequiam is seeking to resolve this conflict with the WOA without resort to litigation. This dispute has the potential to result in the loss of potential future revenue from the WOA web site. We do not believe the loss of such revenue will have a material, adverse effect on our overall business and the WOA is actively working to resolve the conflict.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003 through the solicitation of proxies or otherwise.

ITEM 5.        MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

(a) On September 11, 2001, our Form SB-2 became effective, and our stock has been quoted on the NASD OTC Bulletin Board since February 8, 2002. Our common stock is currently traded under the symbol SQUM. The table below sets forth the OTC market quotations, which reflect inter-dealer prices, retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                       Market Prices
                --------------------------
Quarter             2002          2003
-------         ------------  ------------
                High    Low   High    Low
                -----  -----  -----  -----
First quarter   $3.70  $2.00  $1.53  $0.36
Second quarter   3.25   0.66   1.24   0.42
Third quarter    2.01   0.85   0.95   0.32
Fourth quarter   1.87   0.90   0.51   0.15

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

(b) As of March 30, 2004, there were 290 holders of record of our common stock. That does not account for the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

(c) We have not paid and, in the foreseeable future, we do not intend to pay any dividends. There are no restrictions that limit the ability to pay dividends on common equity and none that are likely to do so in the future.

(d) For information regarding our existing securities authorized for issuance under equity compensation plans, please see Item 11 below beginning on page 25.

Below is a summary of the unregistered sale of securities made during the fourth
--------------------------------------------------------------------------------
quarter  of  2003.
------------------

Common  Stock.  We  entered  into  a Securities Purchase Agreement with La Jolla
-------------
Cove Investors, Inc. (the "Investor" or "LJCI"), dated March 5, 2003, pursuant to which we issued to the Investor an 8% Convertible Debenture in the principal amount of $300,000, and a Warrant to Purchase Common Stock for the purchase of 2,000,000 million shares of common stock. The terms of the debenture and warrant are more fully described in our Form 10-QSB filed with the SEC on May 15, 2003, on pages 20 and 21 and as amended in our Form 8-K filed with the SEC on February 6, 2004, each if which is hereby incorporated herein (the "Initial Financing").

Effective as of January 29, 2004, we entered into an Agreement of Accord and Satisfaction with LJCI pursuant to which LJCI agreed to accept $200,000 plus 100,000 shares of restricted common stock in accord and satisfaction of the debenture and warrant and other documents related to the Initial Financing. As a result, all of our obligations under the Initial Financing, including the obligation to file a new registration statement, have been terminated.

Pursuant to the accord and satisfaction, we issued 100,000 shares of restricted common stock to LJCI, which had a fair market value of $51,000, based on a closing trading price of $0.51 per share on January 29, 2004. In addition, we delivered to LJCI a promissory note in the principal amount of $200,000 with interest in the amount of 8% per year, plus principal, due in six installments of $34,017 per month beginning February 1, 2004. We have paid the first installment of approximately $34,017. Under the terms of the new note, we will pay a total of at least $204,103 by July 1, 2004.

Under the new agreement, LJCI has "piggy-back" registration rights, meaning we are obligated to include the resale of the 100,000 shares of restricted common stock by LJCI in any registered offering of securities we may make during any time that LJCI still holds such 100,000 shares. Unless we make a registered offering, we have no obligation to register the resale of the 100,000 shares of restricted common stock.

In addition, as a condition to the satisfaction and accord, the Put and Call Agreement between LJCI and our Chief Executive Officer, Nicholas VandenBrekel, and our Chief Financial Officer, Mark Mroczkowski, has been terminated. Pursuant to the put and call agreement, LJCI had the right to cause Messrs.
VandenBrekel  and  Mroczkowski to purchase the debenture at a price of $270,000.

Messrs. VandenBrekel and Mroczkowski have personally guaranteed the obligations under the new promissory note. In the event that we default on the payments due to LJCI under the new promissory note, then the put and call agreement between LJCI and Messrs. VandenBrekel and Mroczkowski will be reinstated. We relied upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933. No underwriters participated in that offer and no commissions were paid.

Common Stock. During the fourth quarter of 2003, we sold an aggregate of 444,118
------------
common shares to two individual accredited investors at a prices ranging from $0.17 to $0.67 per share for net proceeds of $150,000. In connection with such sales, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to each investor in compliance with Rule 502(b). We had a prior business relationship with each investor. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Each investor represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule 144. There were no underwriters, and the offer was closed upon sale of the stock to each investor.

Common  Stock.  During  the  fourth  quarter of 2003, we agreed to issue 465,000
-------------
shares for investment banking, investor and public relations, valued at $131,550 to two firms; Broad Street Ventures and Carroll & Koster. The Company also issued 75,000 shares valued at $30,000 in connection with a loan agreement from Eagle Funding, LLC. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506. This offer was made exclusively to these firms. Based upon information provided to us by these firms, we determined that they were accredited investors because they each have a net worth of $1,000,000 or more and an annual income of $200,000 or more. Each company represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the shares bear a restrictive legend in accordance with Rule 144. Prior to closing the transaction, we supplied information to each company in compliance with Rule
502(b). We had a prior business relationship with each firm. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to each firm on or before December 31, 2003.

Common  Stock.  On  December  15,  2003,  Sequiam  sold  882,353  shares  to one
-------------
accredited investor, Mr. Walter H. Sullivan, III at a price of $0.17 per share for proceeds of $150,000, less a commission of $15,000 for net proceeds of
$135,000. In connection with that sale Sequiam granted warrants to this accredited investor to purchase: 2,647,059 shares of its common stock at $0.17 exercisable through December 14, 2007. In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities
Act of 1933 and Rule 506. This offer was made exclusively to Mr. Sullivan. Based upon information provided to us by Mr. Sullivan, we determined that he was an accredited investor because he has a net worth of $1,000,00 or more or an annual income of $200,000 or more. Prior to closing the transaction, we supplied information to Mr. Sullivan in compliance with Rule 502(b). We had a prior business relationship with Mr. Sullivan. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. Mr. Sullivan represented in writing that the shares were being acquired for investment purposes only and not for resale, and, in addition, the certificates representing the securities bear a restrictive legend in accordance with Rule
144. There were no underwriters, and the offer was closed upon sale of the stock to Mr. Sullivan.

Common  Stock.  On  or  about  December 5, 2003, we entered into an agreement to
-------------
issue 140,000 shares of common stock to a consultant, the Eversull Group, Inc., on January 1, 2004 as an annual retainer, together with a $2,000 monthly cash retainer. We relied upon an exemption from registration provided by Section 4(2) of the Securities Act. We had a prior business relationship with this company. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon execution of the agreement on December 5, 2003. The certificates representing the securities will bear a restrictive legend in accordance with Rule 144.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS

Year Ended December 31, 2003 compared to Year Ended December 31, 2002.
----------------------------------------------------------------------

Our financial statements do not include revenue from Brekel Group, Inc., prior to our acquisition of Brekel Group, Inc. on July 19, 2002, because we acquired the assets and not the business of Brekel. We determined that we acquired the assets and not the business because all of Brekel Group's operations were ceased prior to the acquisition.

REVENUES

We derive or plan to derive our revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. We have not yet generated revenue from the sale and licensing of our software products. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services are long-term in nature, and revenues are recognized based on the percentage of completion method with progress to completion measured upon labor hours incurred. Web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue increased by $27,700 or 8% to $386,170 for the year ended December 31, 2003, from $358,470 for the year ended December 31, 2002.

Software and license fee revenues were unchanged at $-0- for both 2003 and 2002. During fiscal year 2003 and 2002, Sequiam DMS was still under development, and we did not acquire Access Orlando and its IRP and IRPlicator software products until November 2002. During 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and integrated the features of DMS. We expect to begin generating revenues from the sale of our IRP suite of software products in the second quarter of 2004.

Other sales for 2003 and 2002 included consulting, custom software services and web development services totaling $138,512 and $205,000 a decrease of $66,488 or 32%; maintenance agreements in connection with the sale and licensing of software products, sold by WMW prior to Sequiam's purchase of the software on November 1, 2002, of $11,500 and $5,200 an increase of $6,300 or 121%; and
Internet access and web-hosting services totaling $182,408 and $148,270 an increase of $34,138 or 23%, respectively.

We have observed that large organizations are becoming more interested in warehousing documents for ease of access by its many users. As such, we believe that our DMS product is viable. However, we have also observed a number of competing products by companies with greater resources than ours. Our competitors typically add the document management feature into a complimentary suite of software products. As a result, we do not see great market for our Sequiam DMS as a stand-alone product, and in response, we have integrated it into our IRP product line.

We also observe that many large organizations are beginning to analyze the cost of their own printing equipment. The $0.05 to $0.08 cost per page of their own equipment can be far in excess of the $0.01 to $0.02 achievable on high volume digital machines either owned in-house or outsourced. Our potential customers have resisted changes to their print workflow due to a lack of convenience and slow turnaround times that result from a lack of direct connectivity to less expensive and faster print devices. Our IRP software allows users to print directly to remote printers thereby solving the connectivity problem and allowing large organizations to realize savings that run into many thousands of dollars per month. We think that trend will continue, and as a result, more competitors will enter the market. We presently have no direct competition for this product.

To date, users of our IRP system sold prior to our acquisition of W.M.W. Communications have realized significant print cost savings. In the example of the two school district clients, print volumes of as much as 10,000,000 images per month in over 100 schools and administrative offices have been redirected from desktop printers to the District's central print facility at an average savings of $0.045 per image or $450,000 per month. In one such school district demand exceeded the print facility's capacity and as a result, they were required to use the IRP software to outsource the overflow to a commercial print company.

Each of the four installations was sold prior to our acquisition of W.M.W. Communications at an average price of $40,000 per system with annual support provided at $5,000 per year. Pricing for the Internet product will be based upon usage charges ranging from $0.0025 to $0.01 per image processed depending upon volume and application. Targeted customers are large organizations with in-house print facilities and commercial digital printers who wish to use the technology to drive more customer business to their facility. Subsequent to December 31, 2003 we entered into an agreement with AlphaGraphics, Inc., a leading global supplier of strategic sourcing for business copying and printing services, to test IRP in a pilot program in a select number of its print shops and with certain of its commercial clients.

The trend in Internet access is towards broadband access. Dial up service will eventually become obsolete. As a result, we have seen the revenues from our Access Orlando brand steadily decline. We sold that business to a large Internet access provider. We acquired that business from WMW Communications, but we did not consider it to be a part of our long-term business plan. We expect to concentrate on software, database and web development products.

We had an agreement with Pachyderm Press, the publisher of the World Olympian Magazine, to share revenues and expenses of publication and to share with them content from our website production. Pachyderm had an agreement with the WOA to Publish the magazine, and we have an agreement to publish and host their website. We expect to earn a 35% share of the merchandising and sponsorship income derived from the website and 50% of the net earnings from the magazine subscriptions and advertising revenue. In the case of the website, the responsibility for revenue generation is with the WOA and in the case of the magazine, the responsibility for revenue generation is with Pachyderm Press. The WOA and we terminated our agreements with Pachyderm Press in 2003. The WOA has not been effective at revenue generation and to date, we have not received any revenues from these agreements. Regardless, we continue to provide website development and hosting services to the WOA. Sequiam also produces "Olympian Insight" the electronic news communication for all Olympians worldwide and provides Olympians with worldwide personal email services. We continue to perform our duties because we believe that our association with the Olympics will be beneficial to future business and because we believe in the Olympic ideals. Publishing is not a part of our overall business plan, but Internet services to publishers and printers is an integral part of our information management business segment.

OPERATING  EXPENSES

Operating expenses increased by $3,036,749 (205%), from $1,484,484 for the year ended December 31, 2002 to $4,521,233 for the year ended December 31, 2003. This increase is explained below.

Selling, general and administrative expenses increased $2,391,559 (226%) from $1,056,943 in 2002 to $3,448,502 in 2003. We increased our selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services such as legal and accounting fees, and corporate travel expenses as a result of expanding our operations, and our acquisitions of Smart Biometrics, Telepartners and Fingerprint Detection Technologies. We also increased expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products, biometric products, and introduced web development, web hosting and Internet services. Also included in selling general and administrative expenses is $1,759,445 of non-cash expenses related to investment banking, investor relations, consulting, legal and research and development expenses.

Operating expenses increased $325,040 (110%) from $294,823 in 2002 to $619,863 in 2003, due to the expansion of the development staff from twelve in 2002 to twenty-two in 2003. This expansion of staff was needed to expand our products and services and to keep pace with new industry developments and the continued need to improve features and functionality of the Sequiam products.

We have grown from twelve employees at December 31, 2002 to seventeen at December 31, 2003, largely as a result of the acquisition of WMW Communications, Smart Biometrics, and Telepartners. The addition of the employees has negatively impacted liquidity and cash flow for the year ended December 31 2003. We can further expect that payroll will be a burden through much of 2004 as we attempt to raise the additional capital necessary to get our products to market. Payroll expense as a percentage of revenue will diminish dramatically after we establish a regular sales cycle of the software products because our ongoing support costs will be minimal compared to our original development costs. We expect to distribute our products through VAR's and other resellers. As a result, we do not expect large increases in personnel and related expenses as we go to market with our software.

The Company currently operates without directors' and officers' insurance and property, casualty and general liability insurance and is at risk for those types of losses.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

Depreciation and amortization expense increased by $320,150 (241%), from $132,718 in 2002 to $452,868 in 2003, as a result of depreciation on equipment acquired from Brekel, WMW Communications and Smart Biometrics; and amortization of intellectual properties from WMW Communications, Smart Biometrics, and Telepartners and Fingerprint Detection Technologies. We see no upward trend in this cost as we have the infrastructure needed to carry on our business.

INTEREST  EXPENSE

Interest expense increased by $346,922, from $21,741 in 2002 to $368,663 in 2003, as a result of an increase in loans from shareholders, a note payable related to leasehold improvements acquired from Brekel Group in July 2002 the debenture issued to La Jolla Cove Investors, two loan agreements with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen and the debenture agreement with Eagle Financial, LLC. We see only a slight upward trend in our interest expense because we expect to raise additional equity capital through the sale of common stock as opposed to convertible debt securities or traditional loans. Included in interest expense is a non-cash expense for the accretion of debt discount of $322,322 for original issue discount recognized on the debenture issued to La Jolla Cove
Investors,  and  the  foregoing  loan  agreements.

NET  LOSSES

Sequiam Corporation incurred net losses of $4,690,188 and $1,158,732 for the years ended December 31, 2003 and 2002, respectively. The significant increase was due largely to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,759,446 together with $855,369 of additional losses on debt settlements, sales of assets and debt discount accretion. We expect to incur additional net losses through the third quarter of 2004 as we introduce our products to the marketplace. We expect to cash flow the business beginning in the third quarter using proceeds from the Q300 license fee and sales or the IRP product. The Company presently requires sales of approximately $150,000 per month to provide a positive cash flow.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents increased by $65,528 to $151,450 as of December 31, 2003, from $85,922 as of December 31, 2002. Net cash used in operating activities was $1,651,115 for the year ended December 31, 2003, as a result of the net loss during the period of $4,690,188 and decreases in accrued expenses of $48,699, which was partially offset by increases in accounts payable and accrued shareholder salaries totaling $360,000 and non-cash expenses and losses totaling $2,721,243. Net cash used by investing activities was $29,567 for the year ended December 31, 2003, primarily due to proceeds from the sale of equipment of $42,567 offset by software development costs of $4,206 for the Sequiam DMS product and $67,928 of payments for the acquisition of WMW Communications.

Net cash provided by financing activities was $1,770,473 for the year ended December 31, 2003. Proceeds from sales of common stock accounted for $1,040,502 and were offset by repayments of $20,028 of an existing note payable.

Current liabilities of $3,423,235 exceed current assets of $220,270 by $3,202,965. Of that amount, $1,910,092 or 55.8% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands  on  its  working  capital.  They
expect  payment  from  future  cash  flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities, is $70,529 due to WMW Communications for its acquisition, of which $150,000 was paid in the form of common stock. WMW has verbally indicated its willingness to wait for the remaining $70,529 of payment until cash flow allows, but we do not have any agreement to defer payment. Also included in current liabilities is $365,446 of accounts payable and accrued expense, most of which accrue to Brekel Group, Inc. and are the subject of continued workout arrangements. Approximately $210,000 of accounts payable are active current liabilities that are provided for with over $220,000 in current assets that yields an average of $10,000 in positive working capital.

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's print and publishing operations prior to the Company's acquisition of Brekel, effective July 1, 2002, Brekel entered into a Lease Forbearance Agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the forbearance agreement, the Company makes monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the forbearance agreement, the Company executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,271,064 as of December 31, 2003, represents $893,112 of deferred rent and $377,952 of tenant improvements. Payments on the note commence July 1, 2004, and are to be amortized through June 1, 2010, with interest at 6%. Variables that could impact the amount due under the note related to deferred rent include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the year ended December 31, 2003 and 2002 was $125,508 and $376,118, respectively. The minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year                                               Rentals   Maturities
2004                                               $115,600  $    95,131
2005                                                117,334      186,055
2006                                                120,854      197,531
2007                                                124,480      209,714
2008                                                128,214      222,649
Thereafter                                          199,066      359,984
                                                   --------  -----------
                                                   $805,548  $ 1,271,064
                                                   ========  ===========

During the year ended December 31, 2003, we incurred a net loss of $4,690,188 and used $1,651,115 of cash in operating activities. As of December 31, 2003, we had an accumulated deficit of $6,601,841, total stockholders' deficit of $1,856,283, and negative working capital of $3,202,965.

In the first quarter 2004, we sold an aggregate of 1,486,511 shares of our common stock for a total net proceeds of $900,000.

We will need additional capital of approximately $1,850,000 to continue operations during the next twelve months because our monthly cash requirements currently exceed cash provided by operations by approximately $150,000 per month. Our management is undertaking several initiatives to address our liquidity, including the following: (1) continued efforts to increase our revenues from software licenses and other revenue sources; (2) proceeds expected to be received from the convertible debentures and exercise of warrants as described above; (3) continued efforts to obtain additional debt and/or equity financing and; (4) continued efforts to reduce operating costs. Our management believes that these activities will generate sufficient cash flows to sustain our operations during the next twelve months. We will not be able to meet our operating expenses without additional capital, and therefore, we will need to curtail operations and reduce the number of our employees if we do not raise the additional capital through the sale of equity or debt financing.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management has determined that the allowance for doubtful accounts is adequate at December 21, 2003.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect that Interpretation No. 46 will have a material effect on the Company's results of operations or financial condition as the Company does not currently utilize or have interests in any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company periodically evaluates its revenue recognition policies in relation to staff accounting bulletins and other generally accepted accounting principles and SEC guidance. The Company believes its revenue recognition policies are in compliance with the provisions of SAB No. 104.

ITEM 7.     FINANCIAL STATEMENTS




Sequiam Corporation and subsidiaries

Consolidated Financial Statements

For the years ended December 31, 2003 and 2002

                      Sequiam Corporation and Subsidiaries

                        Consolidated Financial Statements

                 For the years ended December 31, 2003 and 2002

                                    CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . .   F-2 and F-3

Consolidated Financial Statements:
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
Statements of Shareholders' Deficit. . . . . . . . . . . . . . . . . . . .   F-6
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .   F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   F-8

                         REPORT OF INDEPENDENT AUDITOR'S

The Board of Directors and Shareholders
Sequiam  Corporation

We have audited the accompanying consolidated balance sheet of Sequiam Corporation (formerly known as Wedge Net Experts, Inc.) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequiam Corporation and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the 2002 consolidated financial statements, the Company has a working capital deficit and has accumulated significant operating losses and produced minimal revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1 to the 2002 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Gallogly,  Fernandez  &  Riley,  LLP

Orlando,  Florida
February 21, 2003, except for Note 8 in the December 31, 2002 consolidated financial statements included in the Company's SB-2/A filed on June 23, 2003, as to which the date is June 1, 2003

The Board of Directors and Shareholders
Sequiam  Corporation

We have audited the accompanying consolidated balance sheet of Sequiam Corporation and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequiam Corporation and subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Tedder, James, Worden & Associates, P.A.

Orlando,  Florida
March  19,  2004

                              Sequiam Corporation and Subsidiaries
                                  Consolidated Balance Sheets


                                                                             December 31,
                                                                     --------------------------
                                                                         2003          2002
                                                                     ------------  ------------
Assets:
Current assets
   Cash                                                              $   151,450   $    85,922
   Receivables, net of allowance for bad debts of $3,000 and $5,000        7,047        41,141
   Prepaid expenses                                                       21,067             -
   Equipment held for sale                                                40,706       177,080
                                                                     --------------------------
Total current assets                                                     220,270       304,143
                                                                     --------------------------

Property and equipment, net                                            1,174,866     1,375,398
Software development costs, net                                          108,916       131,939
Acquired software, net                                                   230,400       288,000
Intellectual properties, net                                             985,645             -
Deposits and other assets                                                 22,788         7,800
                                                                     --------------------------
Total assets                                                         $ 2,742,885   $ 2,107,280
                                                                     ==========================

Liabilities and shareholders' deficit
Current liabilities:
   Amount due for acquisition                                        $    70,529   $   288,457
   Notes and debentures payable                                          592,322             -
   Accounts payable                                                      573,860       646,331
   Accrued expenses                                                      181,301        64,783
   Current portion of long-term debt                                      95,131             -
   Loans from shareholders                                               695,300       795,450
   Accrued shareholders' salaries                                      1,214,792       854,792
                                                                     --------------------------
Total current liabilities                                              3,423,235     2,649,813
                                                                     --------------------------

Long-term debt                                                         1,175,933     1,291,092
                                                                     --------------------------
Total liabilities                                                      4,599,168     3,940,905
                                                                     --------------------------

Commitments and contingencies

Shareholders' deficit:
Preferred shares, par value $.001;
   50,000,000 shares authorized; none issued                                   -             -
Common shares, par value $.001;
   100,000,000 shares authorized; 43,863,218
   and 35,462,609 shares issued and outstanding                           43,863        35,463
Additional paid-in capital                                             4,701,695        42,565
Accumulated deficit                                                   (6,601,841)   (1,911,653)
                                                                     --------------------------
Total shareholders' deficit                                           (1,856,283)   (1,833,625)
                                                                     --------------------------
Total liabilities and shareholders' deficit                          $ 2,742,885   $ 2,107,280
                                                                     ==========================

See accompanying notes to consolidated financial statements

                          Sequiam Corporation and Subsidiaries
                          Consolidated Statements of Operations

                                                              Years ended December 31,
                                                               2003            2002
                                                           -------------  --------------
Net sales                                                  $    386,170   $     358,470

Costs and expenses:
Selling, general and administrative                           3,448,502       1,056,943
Operating expenses                                              619,863         294,823
Depreciation and amortization                                   452,868         132,718
Loss on sale of equipment                                        18,304          10,977
Loss on impairment of equipment held for sale                    75,000               -
Loss on debt settlement                                          93,158               -
                                                           -----------------------------
                                                              4,707,695       1,495,461
                                                           -----------------------------
Loss from operations                                         (4,321,525)     (1,136,991)
Interest expense                                               (368,663)        (21,741)
                                                           -----------------------------
Net loss                                                   $ (4,690,188)  $  (1,158,732)
                                                           =============================

Net loss per common share:
 Basic and diluted                                         $      (0.12)  $       (0.04)

Shares used in computation of net loss per common share -
 Basic and diluted weighted average shares outstanding       38,285,976      29,350,902

See accompanying notes to consolidated financial statements

                                              Sequiam Corporation and Subsidiaries
                                        Consolidated Statements of Shareholders' Deficit
                                             Years Ended December 31, 2003 and 2002

                                                Common  Shares
                                            ----------------------
                                                                     Additional        Stock
                                               Shares       Par        Paid-in      Subscription    Accumulated
                                            Outstanding    Value       Capital       Receivable       Deficit         Total
                                            -----------------------------------------------------------------------------------

Balance at December 31, 2001                 24,233,000    24,233              -          (2,000)      (752,921)      (730,688)
Transfer agent error                             17,000        17            (17)              -              -              -
Payment of share subscription
    receivable                                        -         -              -           2,000              -          2,000
Common shares issued for acquisition
    of Brekel on July 19, 2002               12,153,261    12,153     13,563,040               -              -     13,575,193
Constructive dividend to Brekel
    shareholders                                      -         -    (13,579,747)              -              -    (13,579,747)
Repurchase and retirement of shares          (1,000,000)   (1,000)             -               -              -         (1,000)
Common shares issued for services                59,348        60         59,289               -              -         59,349
Net loss                                              -         -              -               -     (1,158,732)    (1,158,732)
                                            -----------------------------------------------------------------------------------
Balance at December 31, 2002                 35,462,609   $35,463   $     42,565   $           -   $ (1,911,653)  $ (1,833,625)
Correction of transfer agent error              (17,000)      (17)            17                                             -
Sale of common shares                         3,555,638     3,555      1,036,946               -              -      1,040,501
Common shares issued for services             2,318,500     2,319      1,757,127               -              -      1,759,446
Warrants issued in connection with loan
    agreement                                         -         -        550,000               -              -        550,000
Common shares issued in connection
    with loan agreement                          75,000        75         29,925               -              -         30,000
Common shares issued for acquisition
    of WMW Communications, Inc.                 318,471       318        149,682               -              -        150,000
Common shares issued for acquisition
    of Smart Biometrics, Inc.                 1,500,000     1,500        748,500               -              -        750,000
Common shares issued for acquisition
    of Telepartners, Inc.                       165,000       165        149,768               -              -        149,933
Common shares issued for acquisition
    of Fingerprint Detection Technologies,
    Inc                                         485,000       485        237,165               -              -        237,650
Net loss                                              -         -              -               -     (4,690,188)    (4,690,188)
                                            -----------------------------------------------------------------------------------
Balance at December 31, 2003                 43,863,218   $43,863   $  4,701,695               -   $ (6,601,841)  $ (1,856,283)
                                            ===================================================================================

                                Sequiam Corporation and Subsidiaries
                               Consolidated Statements of Cash Flows


                                                                          Year ended December 31,
                                                                           2003           2002
                                                                       ----------------------------
Cash flows from operating activities:
Net loss                                                               $(4,690,188)  $  (1,158,732)
Adjustments to reconcile net loss to net cash
   used for operating activities:
   Depreciation and amortization                                           452,868         132,718
   Accretion of debt discount                                              322,322               -
   Loss on sale of equipment                                                18,304          10,977
   Loss on impairment of equipment held for sale                            75,000               -
   Loss on debt settlement                                                  93,158               -
   Issuance of common stock in exchange for services                     1,759,446          59,349
   Operating disbursements paid by related party                                 -          89,440
   Decrease in receivables                                                  36,094          67,308
   (Decrease) increase in allowance for bad debts                           (2,000)          5,000
   (Increase) decrease in prepaid expenses, deposits and other assets      (36,055)          2,625
   (Decrease) increase in accounts payable                                 (15,628)        100,990
   Increase in accrued shareholders salaries                               360,000         601,792
   Decrease in other accrued expenses                                      (48,700)       (189,678)
                                                                       ----------------------------
Net cash used for operating activities                                  (1,675,380)       (278,211)
                                                                       ----------------------------
Cash flows from investing activities:
   Equipment purchases                                                           -         (11,005)
   Proceeds from sale of equipment                                          42,568         103,351
   Payment for acquisition of WMW Communications                           (67,928)        (11,543)
   Software development costs capitalized                                   (4,206)        (51,705)
                                                                       ----------------------------
Net cash (used in) provided by investing activities                        (29,566)         29,098
                                                                       ----------------------------
Cash flows from financing activities:
   Proceeds from sales of common stock                                   1,040,501               -
   Increase in notes and debentures payable                                750,000               -
   Proceeds from shareholder loans                                               -         669,500
   Payments on shareholder loans                                                 -        (321,000)
   Payment of stock subscription receivable                                      -           2,000
   Repayment of long-term debt                                             (20,028)        (14,465)
   Repurchase common shares                                                      -          (1,000)
                                                                       ----------------------------
Net cash provided by financing activities                                1,770,473         335,035
                                                                       ----------------------------
Increase in cash                                                            65,528          85,922
Cash, beginning of period                                                   85,922               -
                                                                       ----------------------------
Cash, end of period                                                    $   151,450   $      85,922
                                                                       ============================

See accompanying notes to consolidated financial statements

                      Sequiam Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

                 For the years ended December 31, 2003 and 2002

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Acquisitions

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

The  Company's  operations  are  divided  into  two distinct operating segments:
Information Management and Safety and Security. The Information Management segment includes the Company's Internet Remote Print ("IRP") suite of software products and interactive web-based technologies obtained by the acquisition of WMW Communications, Inc. and more recently, Telepartners, Inc (see below), as well as its ASP, ISP and other custom web development and software development services as described above. The Company's Safety and Security segment was formed upon the acquisition of the assets of Smart Biometrics, Inc. and Fingerprint Detection Technologies, Inc. (see below). The Company acquired from Smart Biometrics, Inc. fingerprint biometric access control systems technology and a secure safe called BioVault(TM). This biometric technology will be a key feature in the Company's future product offerings. The "BritePrint" fingerprint detection technology that the Company acquired from UTEK Corporation ("UTEK") provides improved fingerprint detection.

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

During 2002, the Company acquired Brekel Group, Inc. and WMW Communication, Inc. and began offering web development, Internet and web hosting and custom software development, while continuing its software development activities. During 2003, the Company acquired the assets of Smart Biometrics Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc. as more fully described below.

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

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint and publishing operations under the trade name FirstPublish prior to its acquisition by Sequiam Corporation. As a result $1,885,936 of equipment was returned to the manufacturer on August 1, 2002 and the related capital leases of $1,656,009 were written off. The loss on the return of this equipment to the lessor of $229,927 reduced equipment under capital leases held for disposal in the Brekel acquisition since the assets were impaired prior to the acquisition. In addition, Brekel entered into a lease forbearance agreement and a liability of $893,112 was recognized in accordance with EITF 95-3 upon the acquisition of Brekel's assets for lost rents to be paid to the landlord in the form of a note payable as a result of ceasing Brekel's operations (see Note 7).

Effective November 1, 2002 Sequiam Software, Inc., acquired all of the assets of W.M.W. Communication, Inc. ("WMW"), doing business as Access Orlando. The purchase price of $300,000 was to be paid $150,000 in cash and $150,000 in Sequiam common shares valued at the date of closing, on February 13, 2003. The cash was paid $55,000 on or before closing ($11,542 prior to December 31, 2002) and installments of $45,000 and $50,000 were due fifteen and ninety days after the February 13, 2003 closing date. At December 31, 2003 and 2002, $70,529 and $288,457 was due to WMW in connection with this acquisition and was recorded as a current liability in the accompanying balance sheet. The acquisition was accounted for as a purchase of the business of WMW and the excess of the purchase price over the fair value of the assets acquired of $288,000 was allocated to the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator ("IRPlicator"). IRP is a software product that allows computer users to print remotely to any printer via the Internet.

Sequiam acquired Access Orlando because IRP is highly complementary to DMS and Sequiam has integrated the two products. Like Sequiam, Access Orlando was engaged in software development, website development, Internet hosting and collocation services, and is also an Internet service provider (ISP).

On May 9, 2003, Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation formed on April 21, 2003, acquired substantially all of the assets of Smart Biometrics, Inc. of Sanford, Florida. In consideration for the assets, Sequiam Corporation issued a total of 1,500,000 shares or $750,000 of its common stock to Smart Biometrics, Inc., valued at $.50 per share. Smart Biometrics, Inc. was engaged in the development of biometric technologies. The assets acquired by Sequiam Biometrics, Inc. include office equipment and the BioVault(TM) technology. The BioVault is a secure safe that utilizes patent pending technology and protocols to recognize a person's fingerprint to unlock. The excess of the purchase price over the fair value of the office equipment acquired of $50,000 was $700,000 and was allocated to the BioVault technology and is being amortized over its estimated useful life of five years. Smart Biometrics, Inc. had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of assets.

On June 1, 2003, Sequiam Education, Inc., a wholly owned subsidiary of Sequiam Corporation formed on May 30, 2003, acquired substantially all of the assets of Telepartners, Inc. of West Palm Beach, Florida. In consideration for the assets, Sequiam Corporation issued a total of 165,000 shares of its common stock to Telepartners, Inc. valued at the closing market price of its common stock on the date of acquisition of $.97 per share or $160,000. Telepartners, Inc. was engaged in the development of supplemental educational products for schoolchildren in grades 1 through 12. The assets acquired by Sequiam Education, Inc. include the Extended Classroom(TM) software, which is a supplemental, educational program consisting of a video lesson library of the very lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary is produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as CD and video formats. The excess of the purchase price over the fair value of the net liabilities acquired of $10,067 was $149,933 and was allocated to the Extended Classroom software and is being amortized over its estimated useful life of five years. Telepartners, Inc. had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of its assets.

On September 11, 2003, Sequiam Corporation acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc., a Florida corporation ("FDTI"). In consideration for the shares, Sequiam Corporation issued a total of 485,000 shares of its common stock to UTEK Corporation ("UTEK"), the parent of FDTI, valued at the closing market price of its common stock on the date of acquisition of $.49 per share or $237,650. FDTI has acquired the rights to develop and market a patented and proprietary technology for fingerprint analysis using an LED intense headband light source. The purchase price of $237,650 was allocated to acquired intellectual property and is being amortized over its estimated useful life of five years. FDTI had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of its assets.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If the Company's actual collections experience changes, revisions to its allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the ten-year life of the lease.

INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Intangible Assets". SFAS No. 142 requires recognized intangible assets determined to have a finite useful life be amortized over their respectful estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

Intangible assets are stated at cost and consist of Software Development Costs, Acquired Software, and Intellectual Properties and are being amortized over their estimated useful lives of five years.

SOFTWARE  DEVELOPMENT  COSTS

Costs incurred to establish technological feasibility of computer software products are research and development costs and are charged to expense as incurred. No such costs were expensed during the years ended December 31, 2002 and 2003. Costs of producing product masters subsequent to technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to the customers. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the products or the gross revenue ratio method, whichever results in the greater amount of amortization. No amortization was recorded for the year ended December 31, 2002 as no software had yet been released to customers and no revenue had been earned. Amortization expense of $27,229 was recorded for the year ended December 31, 2003.

ACQUIRED  SOFTWARE

In connection with the acquisition of Access Orlando, the Company acquired Internet Remote Print software that was assigned a value of $288,000, representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired software is being amortized over its expected useful life of five years. Amortization expense was $57,600 and $-0-for the years ended December 31, 2003 and 2002, respectively.

INTELLECTUAL  PROPERTIES

In connection with the acquisitions of Smart Biometrics, Inc, Telepartners, Inc. and Fingerprint Detection Technologies, Inc., the Company acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values of $700,000, $160,000 and $237,650, respectively, for a total of $1,097,650 representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired intellectual properties are being amortized over their expected useful life of five years.

REVENUE  RECOGNITION

The Company derives or plans to derive revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; and (iv) Internet access and web hosting services. As of December 31, 2003, the Company has not yet generated revenues from the sale or licensing of software products. Software license revenue will be recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services are long-term in nature and revenues are recognized based on the percentage of completion method with progress to completion measured based upon labor hours incurred. Web development services are typically performed over a period ranging from a few days to a few weeks and revenues are recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from the customers in advance of amounts earned will be deferred and recorded as a liability.

ACCOUNTING  FOR  STOCK-BASED  COMPENSATION.

The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the particular options on the date that both the number of shares the optionee is entitled to receive and the exercise price thereunder are known. Compensation expense associated with option grants is equal to the market value of the underlying shares on the date of grant and is recorded pro rata over the required holding period.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date, as prescribed by FAS 123, the Company's net income and earnings per share would have been as follows:

                                                      2003
                                              -----------------
Net  loss  -  as  reported                    $     (4,690,188)
Net  loss  -  pro  forma                      $     (6,332,464)

Basic  and  diluted  EPS  -  as  reported     $           (.12)
Basic  and  diluted  EPS  -  pro  forma       $           (.17)

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

NET  LOSS  PER  COMMON  SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of December 31, 2003, the Company had 20,334,701 potentially dilutive common shares as a result of warrants and options granted.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable, accrued expenses and loans from shareholders. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method the fair value of long-term debt was not significantly different from the stated value at December 31, 2003 and 2002.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MANAGEMENT'S  PLANS

As of December 31, 2003, the Company has a working capital deficit and has incurred significant losses from operations since its inception. Senior management of the Company, owning approximately 64% of the outstanding shares of common stock of the Company as of December 31, 2003, has represented its positive intent and ability to fund the operations, including debt service payments, of Sequiam Corporation and Subsidiaries on an as needed basis through January 1, 2005.

RECLASSIFICATION

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect that Interpretation No. 46 will have a material effect on the Company's results of operations or financial condition as the Company does not currently utilize or have interests in any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company periodically evaluates its revenue recognition policies in relation to staff accounting bulletins and other generally accepted accounting principles and SEC guidance. The Company believes its revenue recognition policies are in compliance with the provisions of SAB No. 104.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                     2003        2002
                                                  ----------  ----------
Leasehold improvements                            $1,126,769  $1,126,769
Office furniture and fixtures                        450,398     395,398
Computer equipment                                   192,212     127,294
Purchased software                                   127,293     192,213
                                                  ----------------------
                                                   1,896,672   1,841,674
Less accumulated depreciation                        721,806     466,276
                                                  ----------------------
                                                  $1,174,866  $1,375,398
                                                  ======================

Depreciation expense totaled $256,034 and $132,718 during 2003 and 2002, respectively. Included in current assets are $40,706 and $177,080 of equipment held for resale, net of a $75,000 impairment loss recognized in 2003 on that equipment. The equipment was written down to its estimated liquidation value based upon information obtained from dealers. This equipment remains from operations discontinued by Brekel prior to its acquisition by Sequiam.

3. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2003:

                              Weighted-
                               average      Gross                       Net
                             Amortizatio   Carrying    Accumulated    Carrying
Amortized Intangible Assets   n period      Amount    Amortization     Amount
---------------------------  -----------  ----------  -------------  ----------

Software Development costs        5       $  136,145  $      27,229  $  108,916
Acquired software                 5          288,000         57,600     230,400
Intellectual properties           5        1,097,650        112,005     985,645
                                          -------------------------------------
                                          $1,521,795  $     196,834  $1,324,961
                                          =====================================

Amortization expense totaled $196,834 and $-0- during 2003 and 2002, respectively.

The estimated future amortization expense for each of the five succeeding years is as follows:


                                                                Year ending
                                                               December 31,
                                                               ------------

2004                                                              $ 304,359
2005                                                                304,359
2006                                                                304,359
2007                                                                304,359
2008                                                                107,525

4. NOTES AND DEBENTURES PAYABLE

On March 5, 2003 Sequiam issued to La Jolla Cove Investors, Inc. ("LJCI"), an 8% Convertible Debenture in the principal amount of $300,000 and a warrant to purchase 2,000,000 shares of our common stock at $1.50 per share (the "Initial Financing"). Sequiam received a total of $150,000 of the principal amount of the debenture, representing the balance due at December 31, 2003.

In connection with the debenture and the warrant, Sequiam was required to register the resale of common stock to be issued to LJCI upon conversion of the debenture and exercise of the warrant. To meet this obligation, Sequiam filed a registration statement on April 27, 2003, an amended registration statement on May 7, 2003, and a second amended registration statement on June 23, 2003, all of which were withdrawn on September 5, 2003, prior to being declared effective.

Effective as of January 29, 2004, the Company entered into an Agreement of Accord and Satisfaction with LJCI pursuant to which LJCI agreed to accept
$200,000 plus 100,000 shares of restricted common stock in accord and satisfaction of the debenture and warrant and other documents related to the Initial Financing. As a result, all of our obligations under the Initial Financing, including the obligation to file a new registration statement, have been terminated.

Pursuant to the accord and satisfaction, Sequiam issued 100,000 shares of restricted common stock to LJCI, which, had a fair market value of $51,000, based on a closing trading price of $0.51 per share on January 29, 2003. In addition, the Company delivered to LJCI a promissory note in the principal amount of $200,000 with interest in the amount of 8% per year, plus principal, due in six installments of $34,017 per month beginning February 1, 2004. The
Company has paid the first installment. Under the terms of the new note, Sequiam will pay a total of at least $204,103 by July 1, 2004.

Under the new agreement, LJCI has "piggy-back" registration rights, meaning Sequiam is obligated to include the resale of the 100,000 shares of restricted common stock by LJCI in any registered offering of securities the Company may make during any time that LJCI still holds such 100,000 shares. Unless the Company makes a registered offering, it has no obligation to register the resale of the 100,000 shares of restricted common stock.

Nicholas VandenBrekel and Mark Mroczkowski have personally guaranteed the obligations under the new promissory note (See Note 5).

On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 (See Note 8) shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest become due on January 30, 2005. The debt discount has been amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount will be amortized over twelve months. As of December 31, 2003, the balance of the Note, net of the unamortized debt discount of $133,928 was $266,072 and is included in Notes Payable.

On December 18, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued one warrants to the holder to purchase 200,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest is due six months from the date of the loan.

On December 18, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan,

Sequiam Corporation issued one warrant to the holder to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest is due six months from the date of the loan.

On December 26, 2003, Sequiam entered into a debenture agreement ("Debenture") with Eagle Financial, LLC, for a principal loan amount of $150,000 under a debenture bearing interest at ten percent (10%). The principal and accrued interest is due on March 26, 2004 or on the Closing Date of a planned financing transaction, whichever is sooner. The Debenture also provides for an unconditional equity provision whereby the Corporation issued seventy five thousand (75,000) restricted shares to the Holder as an incentive to lend. The fair value of the shares has been recorded as a debt discount of $30,000.

The preceding information is summarized as follows at December 31, 2003:

                               FACE      DEBT     CARRYING
                              AMOUNT   DISCOUNT    AMOUNT
                              -------  ---------  --------
Promissory note - Lee
Harrison Corbin                50,000         -     50,000
Promissory note - Lee
Harrison Corbin-Trustee for
John Svenningsen              100,000         -    100,000
10% Convertible
Debenture-Eagle Funding,
LLC, 10%                      150,000   (30,000)   120,000
Promissory note - Lee
Harrison Corbin-Trustee for
John Svenningsen              400,000  (133,928)   266,072

8% Convertible Debenture-
La Jolla Cove Investors       150,000   (93,750)    56,250
                              -------  ---------  --------
                              850,000  (257,678)   592,322
                              =======  =========  ========

5. LOANS FROM SHAREHOLDERS

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Communications, Inc. (formerly Brekel Group, Inc.) $50,000. Interest is payable at 6%. As of December 31, 2003, the balance due under this loan was $50,000 payable on demand together with accrued interest of $5,250.

Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to Sequiam Corporation and Sequiam Software, Inc. under demand notes. At December 31, 2003, Sequiam owed $570,450 on these notes, including accrued interest of $15,316. The notes bear interest at 2% per annum and are due on demand.

Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to Sequiam Corporation. At December 31, 2003, Sequiam owed approximately $12,000 without interest or specific repayment terms.

A shareholder not employed by the Company advanced $75,000 to the Brekel Group, Inc. on March 1, 2002. The terms of the demand note include interest payable at 6% and a right to convert the note to common stock at $1.00 per share. At December 31, 2003 the remaining principal balance was $62,850 and accrued interest was $735.

Included in accounts payable and accrued expenses at December 31, 2003 are un-reimbursed business expenses of $2,244 and $10,000 owed to Nicholas
VandenBrekel  and  Mark  Mroczkowski,  respectively.

6. INCOME TAXES

The Company has estimated net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $12,785,000 at December 31, 2003. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2020 through 2023. However, as a result of certain acquisitions, the use of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code. Treasury Regulation 1.1502-21 regarding separate return limitation years may further limit these NOLs.

The following is a reconciliation of income taxes at the federal statutory rate of 34% to the provision for income taxes as reported in the accompanying consolidated statements of operations. The temporary differences between net income and taxable income result from the accrual of officers' salaries of $1,214,792 that are expensed in the financial statements, but are not deductible for tax purposes until paid:

                                                              Years ended December 31,
                                                                2003            2002
                                                            -------------  --------------
Income tax benefit computed at the federal statutory rate   $ (1,594,800)  $    (394,100)
Deferred tax asset acquired                                      204,700      (2,935,200)
State income tax benefit, net of federal benefit                (148,300)       (355,300)
Increase in valuation allowance                                1,538,400       3,684,600
                                                            -----------------------------
Income tax expense (benefit)                                $          -   $           -
                                                            =============================

The  components  of the deferred income tax asset are as follows at December 31,

Deferred tax assets:                                 2003          2002
                                                 ------------  ------------
Accrued shareholder salaries                     $   457,100   $   321,700
Deferred lease obligation                            336,100       336,100
Net operating loss carryforward                    4,704,800     3,301,800
Valuation allowance                               (5,498,000)   (3,959,600)
                                                 --------------------------
Net deferred tax assets                          $         -   $         -
                                                 ==========================

Valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established a valuation allowance in the amount of $5,498,000 and $3,959,600 against its net deferred tax assets at December 31, 2003 and 2002, respectively. The valuation allowance increased $1,538,400 and $3,684,600 during the years ended December 31, 2003 and 2002 respectively.

7. LONG-TERM DEBT AND LEASE COMMITMENT

Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by Sequiam, entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's print and publishing operations prior to the Company's acquisition of Brekel, effective July 1, 2002, Brekel entered into a Lease Forbearance Agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the forbearance agreement, the Company makes monthly base rent payments, including common area maintenance charges, of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the forbearance agreement, the Company executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from Sequiam; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,271,064 as of December 31, 2003, represents $893,112 of deferred rent and $377,952 of tenant improvements. Payments on the note commence July 1, 2004, and are amortized through June 1, 2010, with interest at 6%. Variables that could impact the amount due under the note related to deferred rent include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

Rental expense for the year ended December 31, 2003 and 2002, was $125,508 and $376,118 respectively. The minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year                                         Rentals   Maturities
2004                                         $115,600  $    95,131
2005                                          117,334      186,055
2006                                          120,854      197,531
2007                                          124,480      209,714
2008                                          128,214      222,649
Thereafter                                    199,066      359,984
                                             ---------------------
                                             $805,548  $ 1,271,064
                                             =====================

8.  CAPITAL  STOCK

During the first quarter 2003, the Company issued 210,000 common shares for business advisory services and technology transfer services valued at $171,000 based on the Company's quoted market price on the date of the related agreements. In addition, the Company issued 90,000 shares for investor and public relations services valued at $90,000 in April 2003.

On January 2, 2003, Sequiam Corporation sold an aggregate of 10,000 shares of its common stock to two accredited investors at a price of $1.00 per share for proceeds of $10,000.

On February 6, 2003, Sequiam Corporation sold an aggregate of 266,667 shares of its common stock to one accredited investor at a price of $0.75 per share for proceeds of $200,002, less a commission of $20,000 for net proceeds of $180,002. On April 25, June 23, and September 15, 2003, Sequiam Corporation sold an aggregate of 1,000,000 shares of its common stock to this same accredited investor at a price of $0.50 per share for proceeds of $400,000, less a commission of $40,000 for net proceeds of $360,000. Sequiam Corporation also granted warrants to this accredited investor to purchase: 800,000 shares of its common stock at $1.50 exercisable through February 6, 2007; one million shares of its common stock at $0.75 exercisable through April 25, 2007;one million shares of its common stock at $0.75 exercisable through June 23 2007; and two million shares of its common stock at $0.75 exercisable through September 30, 2007. On December 15, 2003 Sequiam sold 882,353 shares to this investor at a price of $0.17 per share for proceeds of $150,000, less a commission of $15,000 for net proceeds of $135,000. In connection with that sale Sequiam granted warrants to this accredited investor to purchase 2,647,059 shares of its common stock at $0.17 exercisable through December 14, 2007. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

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

During the fourth quarter the Company sold an aggregate of 444,118 common shares to four individual accredited investors at a prices ranging from $0.17 to $0.67 per share for net proceeds of $150,000. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

During the fourth quarter the Company agreed to issue 465,000 shares for investment banking, investor and public relations, valued at $131,500. The Company also issued 75,000 shares valued at $30,000 in connection with a loan agreement.

A summary of the foregoing is as follows:

                          Shares    Fair Value  Average price
                         ---------  ----------  --------------
Stock for services       2,318,500   1,759,446  $         0.76
Stock sales              3,555,638   1,040,502  $         0.29


Stock for acquisitions   2,468,471   1,287,583  $         0.52
Stock for debt discount     75,000      30,000  $         0.40

In connection with the foregoing stock issue, the Company granted warrants for 10,674,201 shares of stock at an average exercise price of $0.60, which would yield net proceeds to the Company of $6,357,142 if all of the warrants were exercised. The warrants expire at various dates ranging from June 1, 2004 through November 25, 2008.

9. EMPLOYEE STOCK INCENTIVE PLAN

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors And Consultants Stock Plan. This Stock Incentive Plan is intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the "Stock Options") to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions (the "Awards"). The maximum number of shares of the Common Stock that may be issued pursuant to these plans shall be 10,000,000 and 5,000,000, respectively.

The Company may grant Stock Options in such amounts, at such times, and to the Employees nominated by the management of the Company in its discretion. Stock Options granted under this Plan shall constitute "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended.

The purchase price (the "Exercise Price") of shares of the Common Stock subject to each Stock Option shall be the Fair Market Value of the Common Stock on the date the Stock Option is granted; provided, however, for designated non-statutory stock options, the Board of Directors may determine an Exercise Price at, above or below Fair Market Value. For an Employee holding greater than 10 percent of the total voting power of all stock of the Company, either common or preferred, the Exercise Price of an incentive stock option shall be at least 110 percent of the Fair Market Value of the Common Stock on the date of the grant of the option.

The Stock Option term will begin on the date of grant of the Stock Option and shall be 10 years or such shorter period as is determined by the Company.

On November 28, 2003 the Company granted options for 9,660,500 shares to its employees at an exercise price of $0.17 the fair market value of the stock on that date. Officers and Employee Directors were granted options for nine million of the total granted.

                                                        Weighted
                                           Number        Average
                                          of Shares  Exercise Price
                                          ---------  ---------------
Granted during 2003                       9,660,500  $         0.186
Exercised during 2003                           -0-              -0-
Canceled during 2003                            -0-              -0-
Outstanding at December 31, 2003          9,660,500  $         0.186
Exercisable at December 31, 2003          9,660,500  $         0.186
Available for grant at December 31, 2003    339,500  $

The following table summarizes the stock options outstanding and exercisable at December 31, 2003:

                               Outstanding                          Exercisable
                 ------------------------------------------------------------------------
                               Weighted-
                                Average          Weighted-                   Weighted-
                 Number of     Remaining          Average      Number of      Average
Exercise Price    Options   Contractual Life  Exercise Price    Options   Exercise Price
---------------  ---------  ----------------  ---------------  ---------  ---------------
0.17             9,660,500      10 Years      $         0.186  9,660,500  $         0.186

Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards, the Company's net loss and earnings per share would approximate the following pro forma amounts:

                                         2003
                                     ------------
Net loss - as reported               $(4,690,188)
Net loss  - pro forma                $(6,332,464)

Basic and Diluted EPS - as reported  $     (0.12)
Basic and Diluted EPS - pro forma    $     (0.17)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 2003 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 284.89%; risk free interest rate of 4.32%; and expected lives of 10 years. As of December 31, 2003, no stock options had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

10. COMMITMENTS AND CONTINGENCIES

On October 1, 2002, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the years ended December 31, 2003 and 2002, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

The Company is involved in various claims and legal actions incidental to the normal conduct of its business. On or about October 3, 2002, General Electric Capital Corporation ("GE") filed a lawsuit against Brekel Group, Inc. ("Brekel"), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claims that Brekel owes a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel has returned possession of the copiers to GE, but Brekel disputes the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest.

On February 1, 2004 Brekel entered into a settlement agreement with Precision Partners, LTD for disputed rents on a facility formerly occupied by Brekel by agreeing to pay $80,000 in 24 monthly installments of $3,510 including interest at 5%. The $150,000 total for both settlements is included in accrued expenses at December 31, 2003.

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation ("Xerox") on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel gave proper notice of such termination in March 2001. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. The Company disputes these claims and believes them to be without merit. Xerox has taken no action since its September 3, 2002 demand letter.

A competing web-development company has posted an alternative web site for the WOA, claiming such right was granted to it by the WOA. Sequiam is seeking to resolve this conflict with the WOA without resort to litigation. This dispute has the potential to result in the loss of potential future revenue from the WOA web site. The Company does not believe the loss of such revenue will have a material adverse effect on our overall business and the WOA is actively working to resolve the conflict.

The Company currently operates without directors' and officers' insurance and property, casualty and general liability insurance and is at risk for those types of losses.


11.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                                                               Year ended December 31,
                                                                                                2003          2002
                                                                                             -----------  -------------
Supplemental cash flow information:
-----------------------------------
Cash paid for interest                                                                       $    33,446  $      11,563

Non-cash investing and financing activities:
--------------------------------------------
Disbursements paid by related party for operating and investing activities                             -  $      89,440
Common shares issued for acquisition of Brekel Group, Inc.                                             -  $  13,575,193
Net liabilities acquired from Brekel Group, Inc.                                                       -  $       4,554
Return of leased equipment and capital lease obligation                                                -  $   1,656,009
Amount due for assets acquired from WMW Communications, Inc.                                           -  $     288,457
Common shares issued for acquisition of WMW Communications, Inc. assets                      $   150,000              -
Common shares issued for acquisition of Smart Biometrics, Inc. assets                        $   750,000              -
Common shares issued for acquisition of Telepartners, Inc. assets and   liabilities assumed  $   149,933              -
Common shares issued for acquisition of Fingerprint Detection Technologies, Inc.             $   237,650              -
Original issue discount on debt                                                              $   580,000              -

12. SUBSEQUENT EVENTS

Effective as of January 29, 2004, the Company entered into an Agreement of Accord and Satisfaction with La Jolla Cove Investors, Inc. ("LJCI") pursuant to which LJCI agreed to accept $200,000 plus 100,000 shares of restricted common stock in accord and satisfaction of the debenture and warrant and other documents related to the Initial Financing. As a result, all of our obligations under the Initial Financing, including the obligation to file a new registration statement, have been terminated. The details of this event are more fully described in Note 4.

On January 30, 2004, the Company amended a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%) interest such that all principal and interest become due on January 30, 2005. The details of this event are more fully described in Note 4.

On January 30, 2004, the Company entered into a settlement agreement with General Electric Capital Corporation by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. On February 1, 2004, the Company entered into a settlement agreement with Precision Partners, LTD for disputed rents on a facility formerly occupied by Brekel by agreeing to pay $80,000 in 24 monthly installments of $3,510 including interest at 5%. The $150,000 total for both settlements is included in accrued expenses at December 31, 2003. The details of this event are more fully described in Note 10.

On February 6, 2004, the Company entered into a license agreement with Security Marketing Group, LLC ("SMG") whereby SMG was granted a license to manufacture and sell a high-tech, biometric, fingerprint-recognition storage device, known as the Sequiam Q300 (the "Q300") developed by the Company. SMG is required to pay to Sequiam a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the Agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay Sequiam monthly a royalty of $20.00 for every unit sold by SMG. Sequiam also receives a non-dilutive 10% interest in SMG as part of the license agreement.

On March 3, 2004 Sequiam sold 866,667 common shares to Heidtke & Company, Inc. a small cap investment fund for $520,000 at a price of $0.60 per share. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

On March 29, 2004, the Company accepted the terms of a $3 million fixed price convertible loan commitment ("Note") from Laurus Master Fund, Ltd. (the "Investor"). The terms of the Note will provide for interest at Wall Street Journal Prime rate plus 2% and a term of three years from closing. The coupon will be decreased by 1.0% for every 25% increase above the fixed conversion price prior to an effective registration statement and 2.0% thereafter, up to a minimum of 0.0%. The Fixed Conversion Price to convert the debt to equity will be equal to the average closing price for the 20 days prior to closing the transaction, provided that the Fixed Conversion Price does not exceed 110% of the closing price on the day prior to closing.

The Note will be secured by all of the assets of the Company. The Company shall reduce the principal Note amount by 1/33rd per month starting 90 days after closing, payable in cash or registered stock. If such amortization is in cash, the payment will be at 102% of the monthly principal amortization amount. If the Investor converts any stock prior to any monthly amortization payment, those conversions will be credited toward the next monthly principal amortization and interest payment due. Any conversions above the monthly principal amortization and interest payment due amount will be credited towards future required payments. The Investor will convert the principal amortization and interest payments through common stock if the market price for the stock at the time of payment is15% above the fixed conversion price.

The Company will file a registration statement for the Company's common stock underlying the convertible note and all the underlying warrants with the SEC within 30 days after funding and will use its best efforts to have the registration declared effective within 120 days of funding. The Company shall provide a first lien on all assets of the Company.

The Investor, in its sole option, shall have the right for 270 days after the closing date to make an additional investment in the Company up to 40% of the Investment Amount on the same terms and same conversion price.

The Investor will be issued six-year warrants to purchase one million shares of the Company's common stock as follows: 333,333 shares at 125%; 333,333 shares at 150%; and 333,334 shares at 175% of the average closing price for 20 days prior to closing the transaction. In addition, we will pay a fee of $105,000 to the Investor.

NOTE  13  -  OPERATING  SEGMENTS

During 2002 the Company operated as a single segment, the Information Management segment as defined below.

Pursuant to FAS 131, the Company defines an operating segment as:

     - A business activity from which the Company may earn revenue and incur expenses;

     - Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

     -    For which discrete financial information is available.

Sequiam has two operating segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

Our operating segments are defined as follows:

The Information Management segment provides interactive web-based technologies, as well as ASP, ISP and other customer web development and software development services.

The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

The table below presents certain financial information by business segment for the year ended December 31, 2003.

                    Information    Safety and                                    Consolidated
                   -------------  ------------                                  --------------
                    Management      Security     Segments Total    Corporate        Total
                   -------------  ------------  ----------------  ------------  --------------

Revenue from
external
customers          $    338,549   $    47,620   $       386,170   $         -   $     386,170
Interest expense        (31,426)            -           (31,426)     (337,237)       (368,663)
Depreciation and
amortization            354,772        98,096           452,868             -         452,868
Segment loss         (1,531,676)     (158,202)       (1,689,878)   (3,000,310)     (4,690,188)
Segment
assets (1)            1,594,176       876,427         2,470,603       272,282       2,742,885

(1)  Segment  assets have been adjusted for intercompany accounts to reflect actual assets for each  segment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our principal, independent accountant effective on January 19, 2004, as more fully described in our Form 8-K, filed with the SEC on January 21, 2004, which Form 8-K is hereby incorporated by reference.

ITEM 8A     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed during the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. We have added a section to our employee manual which provides the text of Regulation FD to our employees. Other than this addition to our employee manual, there were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each person who currently serves as a director and/or officer of our Company as of December 31, 2003. Our directors serve for a three-year term that expires at every third regular annual meeting of our shareholders, and until such directors' successors are elected and qualified.

Name                      Age                     Position
------------------------  ---  -----------------------------------------------

Nicholas H. VandenBrekel   39  Chairman, President and CEO; Director
Mark L. Mroczkowski        50  Senior Vice President and CFO; Director
James W. Rooney            61  President of Sequiam Software, Inc.
James C. Stanley           65  President of Sequiam Biometrics, Inc.; Director
Charles D. Vollmer         58  President of Sequiam Communications, Inc.
Alan McGinn                43  Vice President and CTO
Mike Seaman                40  Vice President of Sequiam Software, Inc.

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

Mr. Mroczkowski is our audit committee financial expert, and he is not independent.

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

Mr. James C. Stanley, in addition to his role as President of Sequiam Biometrics, Inc. also sits on the Board of Directors. Mr. Stanley has held many important management positions as well as owned and operated his own businesses. Among his accomplishments is the formation of an investment advisory firm that was sold to Bache & Company. He also owned an advertising agency in New York, whose clients included Citicorp, Penske Racing, Hilton International, Holland American Lines and Banco Popular. Mr. Stanley built, owned and operated Hilton Ski Resort in Breckenridge, Colorado. Currently, Mr. Stanley is the founder of Concord Communications, Inc. that is a joint venture with AT & T. Mr. Stanley serves on numerous boards, including Vice Chairman of the International Center for Religion and Diplomacy, Washington, DC. Mr. Stanley is a well-versed and sought after consultant on business development, mergers and acquisitions. During the last five years, Mr. Stanley has served as a Director and a principal in the Quasar Group, Inc., and concurrently during the last two years as Chairman if Smart Biometrics, Inc., prior to its acquisition by Sequiam. Mr.
Stanley  has  a  BA  and  an  MBA  from  the  University  of  Virginia.

Charles D. Vollmer serves as President of Sequiam Communications, Inc. He has also been the President of VII Inc. since 1996, a company that specializes in strategic planning and business development in response to emerging government and business initiatives. VII's clients include major government agencies and corporations. From 1991 to 1996, Mr. Vollmer was a Partner at Booz Allen & Hamilton, Inc. From 1995, Mr. Vollmer led all corporate activities for the U.S. Air Force and was involved in development of the USAF's Global Engagement Vision. From 1992 through 1995, he organized and managed one of the four largest U.S. consortiums involved with industry privatization in the former Soviet Union. From 1985 to 1991, Mr. Vollmer founded and was the VP/General Manager for General Dynamics Corporation's new business and high-technology organization, called the Defense Initiatives Organization. In this capacity, he founded a dozen new organizations ranging from a clear Biological Chemical Reconnaissance System that was used extensively in Operation Desert Storm, to a Strategic Defense Division, to a Diamond Film Development Company involved in growing synthetic diamond substrate material for electronic systems. From 1979 to 1985, McDonnell Douglas Corporation employed Mr. Vollmer as senior engineer who was part of the initial design teams of F-15E Strike Eagle and Stealth fighter aircraft. Later, as a marketing director, he was largely responsible for the $30 billion sale of the F-15E to the USAF. Mr. Vollmer served 10 years with the United States Air Force and 13 years with the Air National Guard. He accumulated over 3,000 hours in various fighter aircraft, flew 175 combat missions in Southeast Asia, and received six Distinguished Flying Crosses and eleven Air Medals.

Alan McGinn accepted the position of Chief Technology Officer for Sequiam Corporation in March 1, 2003. He had been President of W.M.W. Communications, Inc., d/b/a Access Orlando since 1995. During that time, he also served as a consultant to SMART Biometrics prior to its acquisition by Sequiam. From 1984 to 1995, Mr. McGinn was a Senior Design Engineer at Lockheed Martin. While he was at Lockheed Martin, Mr. McGinn designed the night vision system for the Apache Helicopter. His other significant designs included: Microcontroller-based servo control system; Laser tracker controller with a 1553 bus interface; Microcontroller based control panel for helicopter navigation; CCD camera with real time image processing; and Fiber Optic communications link and tracker interface. Mr. McGinn has a B.S. Degree in Electrical Engineering from the University of Tennessee and an M.S. Degree in Electrical Engineering from the University of Central Florida.

Mike Seaman serves, as the Vice President of Sequiam Software, Inc. Mr. Seaman was instrumental in the founding, operation and growth of a NASDAQ-listed medical company, which grew from $0 to over $100 million in revenue during his association with the company. He was also a partner in a data security and disaster recovery software development company during the late 1980's, in the infancy of that industry. Mr. Seaman has consulted with private and public companies in diverse areas such as: mergers and acquisitions, investor/institutional/public relations, business development, capital sourcing and marketing. Mr. Seaman has also been involved in the development, rehabilitation and leasing of office properties.

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

We are currently seeking to elect or appoint an independent director, but we cannot guaranty that we will be able to do so. We believe it is unlikely we will find a willing person to serve as an independent director until we obtain liability insurance for our officers and directors. We do not have an audit committee, and therefore all of our directors perform the functions of the audit committee.

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

                                                      SUMMARY COMPENSATION TABLE
                           -----------------------------------------------------------------------------------------

                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                           -------------------------------------  --------------------------------------------------
                                                                           AWARDS
                                                                  ---------------------------
                                                       Other                     Securities
Name &                                                 Annual      Restricted    Underlying                 All
Principal                         Salary   Bonus    Compensation     Stock     Options/SAR's    LTIP       Other
Position                   Year                         (2)          Awards         (3)        Payouts  Compensation
====================================================================================================================
Nicholas VandenBrekel,     2003  $185,000          $      14,400                   5,000,000
                           -----------------------------------------------------------------------------------------
   President, CEO,         2002  $158,750          $      14,400
                           -----------------------------------------------------------------------------------------
    Chairman (1)           2001  $137,500          $       8,400
====================================================================================================================
 Mark Mroczkowski,         2003  $175,000          $      12,000                   4,000,000
                           -----------------------------------------------------------------------------------------
Corporate Secretary,       2002  $156,250          $       8,000
                           -----------------------------------------------------------------------------------------
Senior Vice President,
Treasurer and CFO (1)      2001  $137,500          $       7,200
====================================================================================================================
L. Alan McGinn, Vice
  President & CTO          2003  $ 75,000                                            225,000
====================================================================================================================
Charles Dunn, Vice
President Marketing        2003  $ 32,000                              10,000
====================================================================================================================
James Rooney, President
   Sequiam Software        2003  $    -0-
====================================================================================================================
Mike Seaman Vice
President Sequiam
    Software               2003  $ 85,000                                            170,000
====================================================================================================================
James Stanley, President
  Sequiam Biometrics,
         Inc.              2003  $    -0-                             250,000
====================================================================================================================
Charles Vollmer,
President Sequiam
Communications, Inc.       2003  $    -0-                             250,000
====================================================================================================================
James Ring, President
Sequiam Education, Inc.    2003  $ 36,000                              43,500
--------------------------------------------------------------------------------------------------------------------

Footnotes:

(1) None of the annual salary amounts shown were paid in 2001, 2002 or 2003 and remain accrued at December 31, 2003.

(2) Compensation shown in this column was earned by accruing the automobile allowances provided in the employment agreements.

(3) Shares shown in this column represent options granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

DIRECTOR AND OFFICER STOCK OPTION/STOCK APPRECIATION RIGHTS ("SARS") GRANTS
---------------------------------------------------------------------------

We did not grant any stock options or stock appreciation rights to our named executive officers during the year ended December 31, 2002. On September 23, 2003, we adopted the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan, subject to stockholder approval.

The following table sets forth the stock options granted to our named executive officers and directors during the year ended December 31, 2003. No stock appreciation rights were awarded.

                         Number of securities        Percent of total         Exercise or
                       underlying options/SARs    options/SARs granted to   base price ($/Sh)    Expiration date
                             granted (#)                  employees
Name                                                   in fiscal year
---------------------------------------------------------------------------------------------  -----------------
Nicholas VandenBrekel                 5,000,000                    51.76%  $             0.17  November 27, 2013
---------------------------------------------------------------------------------------------  -----------------
Mark Mroczkowski                      4,000,000                    41.41%  $             0.17  November 27, 2013
---------------------------------------------------------------------------------------------  -----------------
L. Alan McGinn                          225,000                     2.33%  $             0.17  November 27, 2013
---------------------------------------------------------------------------------------------  -----------------
Mike Seaman                             170,000                     1.76%  $             0.17  November 27, 2013
---------------------------------------------------------------------------------------------  -----------------

     Aggregated Option/SAR Exercises in Last Fiscal Year- and Fiscal Year-End
     ------------------------------------------------------------------------
                                Option/SAR Values
                                -----------------

Name                   Shares acquired on   Value realized ($)   Number of securities     Value of unexercised in-
                          exercise (#)                          underlying unexercised           the-money
                                                                options/SARs at FY-end     options/SARs at FY-end
                                                                          (#)                       ($)
                                                                     Exercisable/               Exercisable/
                                                                     Unexercisable           Unexercisable (1)
---------------------  -------------------  ------------------  -----------------------  --------------------------

Nicholas VandenBrekel                    0                   0              5,000,000/0  $                1,150,000
---------------------  -------------------  ------------------  -----------------------  --------------------------
Mark Mroczkowski                         0                   0              4,000,000/0  $               920,000/$0
---------------------  -------------------  ------------------  -----------------------  --------------------------
L. Alan McGinn                           0                   0                225,000/0  $                38,250/$0
---------------------  -------------------  ------------------  -----------------------  --------------------------
Mike Seaman                              0                   0                170,000/0  $                28,900/$0
---------------------  -------------------  ------------------  -----------------------  --------------------------

(1) Based upon a value of $0.40 per share as of December 31, 2003 less the exercise price of $0.17 per share.

LONG TERM INCENTIVE PLAN AWARDS
-------------------------------

No long-term incentive plan awards have been made by the Company to date.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE
--------------------------------------------

We do not provide retirement benefits for the directors or officers.

COMPENSATION OF DIRECTORS
-------------------------

None of our directors received compensation for their service as directors during the fiscal year ended December 31, 2003.

EMPLOYMENT  CONTRACTS  AND  CHANGE-IN-CONTROL  ARRANGEMENTS
-----------------------------------------------------------

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

Mr. James Stanley was hired as the President of Sequiam Biometrics, Inc., pursuant to an employment agreement dated as of April 21, 2003 and extends for a term of two years. Mr. Stanley does not begin to earn or accrues compensation until a future date to be determined by the Board of Directors at which time he will earn a base salary of $150,000.

COMPENSATION  COMMITTEE
-----------------------

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation. Currently, we do not have any independent directors who can evaluate the reasonableness of executive compensation without regard to his or her own compensation paid by our company.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of March 30, 2004, certain information with respect to the beneficial ownership of our common stock by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                   Shares Beneficially   Percentage of Shares
             Name                         Owned            Beneficially Owed
---------------------------------  --------------------  ---------------------

Nicholas VandenBrekel                     23,325,000(1)                 46.33%
Mark Mroczkowski                           8,957,000(2)                 18.15%
James Rooney                                   526,666                   1.16%
Charles Vollmer                                250,000                   0.55%
James Stanley                                  250,000                   0.55%
James Ring                                      43,500                   0.10%
Charles Dunn                                    10,000                   0.02%
Mike Seaman                                  170,000(3)                  0.37%
---------------------------------  --------------------  ---------------------
Officers and Directors as a group           33,532,166                  67.23%
Optimix Technology Fund, N.V.                2,666,666                   5.88%

Footnotes  to  Table:
--------------------

(1) Includes 5,000,000 shares that may be acquired upon exercise of incentive stock options.
(2) Includes 4,000,000 shares that may be acquired upon exercise of incentive stock options.
(3) Includes 170,000 shares that may be acquired upon exercise of incentive stock options.

                                  EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------
                                                                               Number of securities
                                                                          remaining available for future
                       Number of securities to      Weighted-average          issuance under equity
                       be issued upon exercise     exercise price of            compensation plans
                       of outstanding options,    outstanding options,   (excluding securities reflected
                         warrants and rights      warrants and rights             in column (a))
Plan category                    (a)                      (b)                          (c)
---------------------------------------------------------------------------------------------------------


Equity compensation                           0                      0                                  0
plans approved by
security holders
---------------------------------------------------------------------------------------------------------
Equity compensation                  10,660,500  $                0.17                          5,339,500
plans not approved by
security holders
---------------------------------------------------------------------------------------------------------
Total                                10,660,500  $              0.20(1)                         5,339,500
---------------------------------------------------------------------------------------------------------

Footnotes  to  Table:
--------------------

(1) Options for 300,000 of the 10,940,500 shares to be issued have an exercise price of market value. The weighted-average exercise price is based upon the closing trading price of $0.40 on December 31, 2003.

On September 23, 2003, we adopted the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan, both subject to stockholder approval at our next annual meeting. The Stock Incentive Plan is intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to our companies to receive certain options to purchase our common stock and to receive grants of our common stock, subject to certain restrictions. The maximum number of shares of our common stock that may be issued pursuant to these plans shall be 10,000,000 and 5,000,000, respectively.

We may grant stock options in such amounts, at such times, and to the employees nominated by our management in as they may determine in their discretion. Stock options granted under this plan shall constitute "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended.

The purchase price of shares of our common stock subject to each stock option shall be the fair market value of the common stock on the date the stock option is granted; provided, however, for designated non-statutory stock options, we may determine an exercise price at, above or below fair market value. For an employee holding greater than 10 percent of the total voting power of all stock of our company, either common or preferred, the exercise price of an incentive stock option shall be at least 110 percent of the fair market value of the common stock on the date of the grant of the option.

Stock options have a term of 10 years or such shorter period as is determined by the Company.

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

                           COMMON STOCK   PERCENT OF    COMMON STOCK   PERCENT OF
          NAME            BEFORE CLOSING     CLASS     AFTER CLOSING      CLASS
------------------------  --------------  -----------  --------------  -----------
Nicholas H. VandenBrekel               0           0%   15,000,000(1)       61.90%
------------------------  --------------  -----------  --------------  -----------
Mark Mroczkowski                       0           0%    5,500,000(2)       22.70%
------------------------  --------------  -----------  --------------  -----------
James Rooney                           0           0%        500,000         2.06%
------------------------  --------------  -----------  --------------  -----------
Brekel Group, Inc.                     0           0%      1,000,000         4.13%
------------------------  --------------  -----------  --------------  -----------

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

                           COMMON STOCK    PERCENT OF   COMMON STOCK   PERCENT OF
NAME                      BEFORE CLOSING    CLASS(1)    AFTER CLOSING   CLASS(2)
------------------------  ---------------  -----------  -------------  -----------
Nicholas H. VandenBrekel    15,000,000(3)       61.90%     18,500,000       76.37%
------------------------  ---------------  -----------  -------------  -----------
Mark Mroczkowski             5,500,000(4)       22.70%      4,957,000       20.46%
------------------------  ---------------  -----------  -------------  -----------
James W. Rooney                  500,000         2.06%        526,666        2.17%
------------------------  ---------------  -----------  -------------  -----------
Brekel Group, Inc.             1,000,000         4.13%              0           0%
------------------------  ---------------  -----------  -------------  -----------

Footnotes:
---------

(1) Based upon 20,000,000 shares issued and outstanding prior to closing.

(2) Based upon 24,223,000 shares issued and outstanding after closing.

(3) At the time of the transaction, Nicholas H. VandenBrekel served as an officer and director of Brekel Group, Inc., and therefore 15,000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held be Brekel Group, Inc. were returned to treasury and cancelled upon Sequiam Corporations acquisition of Brekel Group, Inc. in July 2002.

(4) At the time of the transaction, Mark Mroczkowski served as an officer and director of Brekel Group, Inc., and therefore 5,500,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held be Brekel Group, Inc. were returned to treasury and cancelled upon Sequiam Corporations acquisition of Brekel Group, Inc. in July 2002.

ITEM 13.                                     EXHIBITS AND REPORTS ON FORM 8-K
------------  -----------------------------------------------------------------------------------------------
Exhibit 10.1  Asset Purchase Agreement dated June 1, 2003, between Sequiam Software, Inc. and Great Barrier
              Reef, Inc.

Exhibit 10.2  Subscriber Acquisition Agreement dated December 11, 2003, between Sequiam Software, Inc. and
              Internet Junction Corporation.

Exhibit 10.3  Letter Agreement dated December 5, 2003, between Sequiam Corporation and The Eversull Group,
              Inc.

Exhibit 10.4  Letter Agreement dated December 3, 2003, between Sequiam Corporation and The Research
              Works, Inc.

Exhibit 10.5  License Agreement for Use of Co-location Space, dated November 2003, between Sequiam
              Software, Inc. and FDS Telecommunications, L.P.

Exhibit 10.6  Exclusive Patent License Agreement, between Fingerprint Detection Technologies, Inc. and
              Westinghouse Savannah River Company LLC.

Exhibit 10.7  2003 Employee Stock Incentive Plan, is hereby incorporated by reference to Exhibit 4.1 included with the Form S-8 filed with the SEC on September 30, 2003.


Exhibit 10.8  2003 Non-Employee Directors and Consultants Stock Plan, is hereby incorporated by reference to
              Exhibit 4.2 included with the Form S-8 filed with the SEC on September 30, 2003.

Exhibit 14.1  Code of Ethics.

Exhibit 21.1  Subsidiaries.

Exhibit 31.1  Certification Of Chief Executive Officer Pursuant To 15d-14.

Exhibit 31.2  Certification Of Chief Financial Officer Pursuant To 15d-14.

Exhibit 32.1  Certification Of Chief Executive Officer Pursuant To 18 U.S.C. Sec.1350, As Adopted Pursuant To
              Section 906 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32.1  Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Sec.1350, As Adopted Pursuant To
              Section 906 Of The Sarbanes-Oxley Act Of 2002.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
----------

We were billed $93,101 for the fiscal year ended December 31, 2002, and $82,989 for the fiscal year ended December 31, 2003, for professional services rendered by the principal accountant for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statements.

AUDIT RELATED FEES
------------------

We were billed $-0- for the fiscal year ended December 31, 2002, and $-0- for the fiscal year ended December 31, 2003, for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES
--------

We were billed $-0- for the fiscal year ended December 31, 2002, and $-0- for the fiscal year ended December 31, 2003, for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES
--------------

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in paragraphs (a), (b) or (c) above.

We have no audit committee pre-approval policies and procedures related to the engagement of our independent auditor. Our board of directors approved all of the services provided by our principal accountant. No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM  CORPORATION


Date:  April 14, 2004

By:  /s/  Nicholas H. VandenBrekel
---------------------------------------------------
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 2004

By:  /s/  Nicholas  H.  VandenBrekel
---------------------------------------------------
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer


By:  /s/  Mark Mroczkowski
---------------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Senior Vice President and Treasurer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report to security holders covering the registrant's last fiscal year has been delivered to security holders.

Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders during the registrant's last fiscal year is furnished to the Commission below.

August 1, 2003


To the Shareholders of Sequiam Corporation:

     It's been said that nothing ever changes but that everything changes.
Under the multiple banners of progress, evolution, expansion, limitation, downsizing, refocusing, re-assessment, diverse re-implementation, rethinking, re-statement and so on, change is both an inevitable and a constant thread woven through our daily lives. Therefore it is not about change itself but rather how we deal with change that is truly important.

     In its relatively short existence, Sequiam Corporation has brought new meaning to the word change in the most profound corporate sense. Little could I have imagined that the publishing on-demand and software company I founded in 1999 would positively mold and turn itself into one of the most innovative and secure technology companies in the present market.

     In today's world, both public and private entities are challenged to learn how to do more with less, sometimes a lot less. Having learned and mastered the art of doing more with less, Sequiam Corporation today provides innovative business solutions through the integration of technology that provides pragmatic and cost effective implementation with truly measurable results. Sequiam sets a new standard for business through its technologies that promote public and private partnerships creating social enterprise that bridges the technology gap of what is possible with what is profitable.

     Through the years we have learned that focusing on specific technologies that can be immediately applied to cost effective consumer and commercial applications works and works well. It is a discipline we acquired by being on the other end of the vendor / client spectrum. Further on in the Company Overview we will put the spotlight on some of Sequiam's innovative products in use by consumers and companies today like the BioVault(TM) and Sequiam IRP(TM).

     As the economic cycle seems to be turning towards the positive once again, Sequiam Corporation is well positioned to become a leading provider of technology integrated business solutions and applications by understanding the current business environment and the competitive challenges in this era of Globalization. Many companies and organizations, both public and private are competing for the same shrinking dollar. Doing more with less, Sequiam Corporation has the solutions. If we are to provide innovative and secure technology solutions that simplify the way we learn, work and live we need to approach our customers and shareholders with complete communication mechanisms that promote confidence and success.

     All of the employees and employee-owners of Sequiam Corporation are committed to a successful future. Some of us have been here since the beginning and have survived the struggles and challenges of a dubious economy while staying focused, goal oriented and flexible and in that process of re-invention sacrificing greatly. We have learned how to become a tenacious and persistent team through the bad times, looking forward to celebrating the rewards of the forthcoming good times. Likewise I want to share my heartfelt appreciation and express my gratitude towards the Sequiam Corporation shareholders. Like some of the first employees, some of you have been with us since the beginning and no doubt have had many a nervous day wondering about the future of the company to which you entrusted your hard earned dollars and in which you bought an ownership interest. You have stuck with us through the transitions, acquisitions and in general the changes that put us on our current path of success.

Financially you were there when we needed you most and we remain highly committed to assuring that your ownership in this company remains a profitable and rewarding experience. Our accounting systems are transparent and second to none. Your senior management team and company officers have never sold a share of their Sequiam stock or borrowed against it. There have been no bonuses, outrageous option plans or financial extravagances. We are open to positive scrutiny both by the regulators as well as by you, the shareholder. In these uncertain times we understand that your confidence in this company is paramount.

     I am grateful for being surrounded by not only hardworking and honest employees but also by senior managers who constantly display the highest degree of integrity and ethics. Lastly I want to thank those of you who have been so supportive of my family as we have been battling the cancer that has invaded my wife's life without invitation. That battle continues daily and your support has been immeasurable.

     Remember, Sequiam Corporation is your corporation. On August 25, 2003 we will have our annual shareholders meeting at our headquarters in Orlando, FL. A schedule will be available online soon. During this meeting we will have an opportunity to share some of our great products with you and answer your questions. In the meantime, stay on the lookout for some new and exciting announcements soon.

Sincerely,

/s/ Nicholas H. VandenBrekel

Nicholas H. VandenBrekel
Chief Executive Officer / Chairman of the Board

                                 [LOGO OMITTED]

                 Providing innovative and practical technologies
                   for communication, education and for life.


  In today's world, both public and private entities are challenged to learn how to do more with less.

Sequiam Corporation provides innovative business solutions through the integration of technology that provide practical and cost effective implementation with measurable results. Sequiam sets the new standard for business through its technologies that promote public and private partnerships creating social enterprise that bridges the technology gap of what is possible with what is profitable.

Sequiam provides innovative, secure technology solutions that simplify the way we learn, work and live. Our client partnership approach provides our customers with complete communication mechanisms that promote mutual success.

Formed through proprietary development and acquisitions of market-demand products and services, Sequiam strategically offers implementation through its five wholly owned subsidiaries:


                               Sequiam Biometrics

                             Sequiam Communications

                                Sequiam Education

                                Sequiam Software

                                 Sequiam Sports

                                Company Overview

Trading  Symbol:  SQUM  (NASDAQ  -  OTCBB)

Founded in 1999 by Nicholas VandenBrekel and headquartered in Orlando, Florida, Sequiam Corporation develops and provides integrated technology business solutions.

Sequiam has developed a unique business approach that enables the company to focus on specific technologies that can be applied to specific cost-effective consumer and commercial applications. Sequiam truly bridges the technology gap of what is possible and what is profitable.

Many of the technologies we see today were initially developed for government, defense, national security, space exploration and single use, never making it to market simply because there were no practical or profitable applications for commercial or consumer use.

Sequiam Corporation is strategically poised to capitalize on many of these available technologies in a cost efficient manor by focusing on the needs of specific target markets, integrating available technologies and applying them to practical, cost-effective business solutions.

Sequiam Corporation is well positioned to become a leading provider of technology-integrated business solutions and applications by understanding today's business environment and the competitive challenges in this era of Globalization, while many companies and organizations (both public and private) are competing for the same shrinking dollar. In this market and economic environment, businesses need to learn how to do more with less - Sequiam has the solutions.

Sequiam Corporation has been formed through its own solid base of proprietary technologies and the acquisition of companies with products and services that have completed the development stages and are ready for marketing and integration. This unique business approach affords the company higher margins and greater return on investment since most capital outlays are for marketing and integration - not for developing new technologies.

Sequiam's business model focuses on specific technologies that can be integrated into business solutions and on the specific needs of its target market. Current products and services include; Biometric technology integration, web-based software applications, Internet based content/programs and database marketing management. Sequiam's target industry focus for its products and services includes:

          -    Government  agencies

          -    School  districts

          -    Universities

          -    Mid  to  large  size  national  and  international  corporations

          -    Consumer  direct

Sequiam Corporation's core business has been developed through existing patent-pending technologies and its integration into proprietary applications. Several business centers have already been established for Sequiam products and services, and are currently being utilized in several enterprises that have already proven successful and are poised for expansion into national and global markets.

                                  Subsidiaries
                                        &
                              Current Product Line

Sequiam  Biometrics,  Inc.
--------------------------

    Currently, Sequiam is rolling out the first stand-alone biometric consumer product;
                                 The BioVault TM

Incorporating the latest Biometric Technologies with practical applications, Sequiam Biometrics offers high level identification and authentication technologies, systems and programs that are designed into a variety of security and tracking systems.

Harnessing individuals' unique physiological and biological characteristics into identification technologies, Sequiam Biometrics offer one of the most versatile biometric designs that can be applied into a host of applications to meet specific client needs and consumer and commercial applications.

Existing Biometric technologies utilize individual features that are external, easily duplicated and unreliable. Sequiam Biometrics' patented approach brings together the captive reading of a fingerprint and the analysis of that fingerprint for accurate identification that cannot be duplicated.

Creating the first stand-alone Biometric consumer product
---------------------------------------------------------
Sequiam Biometrics' most social conscious and innovative product, The BioVault, was developed as an answer to responsible gun ownership, allowing gun owners a cost effective way to keep a loaded weapon in a safe and secure storage unit, yet have instantaneous access if needed. Utilizing Sequiam Biometrics' patented fingerprint identification technology, only approved users as determined by the owner are allowed access.

BioVault Marketing
------------------
Sequiam Biometrics has reached an oral agreement with the National Rifle Association (NRA) to enter into a distributor agreement. The NRA will act only as a sales agent, and will offer the BioVault(TM) in its online store and catalog. Production of the BioVault(TM) began in July 2003 with small volumes that the company expects will steadily increase through the third and fourth quarter. The NRA estimates sales to reach approximately 50,000 units over the next twelve months solely through NRA distribution.

In addition to the NRA, Sequiam Biometrics has established a direct to consumer marketing strategy that will increase consumer awareness and branding. Discussions are currently underway with various distributors as well, which will give Sequiam Biometrics a strong position for consumer related products utilizing biometric technologies.

Sequiam believes that with the ability to offer consumer-need products utilizing these advanced technologies at affordable prices, the company and its products will be positioned for instant market acceptance and have the ability to establish a large market share in this emerging industry.

Security  Applications
----------------------
Sequiam Biometrics' identification technologies are so versatile and cost efficient that there are several applications currently under development:

     -    Computer  workstation  security

     -    Area  access

     -    Medical,  hospital  and  pharmaceutical

     -    Personnel  tracking  and  reporting

     -    Airport  security

Information and Data Gathering and Tracking
-------------------------------------------
In today's world, managing access is only one of the components of security issues. With the technology and program support of the Sequiam Family of companies, our Biometric technologies are easily integrated into database programs, offering information gathering, tracking of personnel and identifying non-approved access attempts.

Additional Business Opportunities and Biometric Applications
------------------------------------------------------------

Integrating Sequiam's biometric identification technologies with the company's software creation capabilities, Sequiam has the ability to design customized technology business solutions to meet the specific needs of its clients.

Sequiam was verbally notified on June 16, 2003, that we have been selected as the biometric access provider for the pilot of the Pegasus project, a national crime database that is being produced for the National Sheriffs' Association. The intent of the Pegasus project is to provide a crime database that can be available through subscription to all sheriff's departments in the United States, as an alternative to the FBI database currently used by most sheriff's
departments.   After responding to a request for proposal from the National
Sheriffs' Association, we were selected to provide our biometric technology to the pilot project to serve four sheriff's departments in different states as the project proves to be successful; it will be implemented nationwide using Sequiam's patented Biometric technology.

The company was recently engaged by several school districts to create a pilot program for student attendance. This pilot program will integrate Sequiam's patented biometric identification with Sequiam's software and standardized communication systems that would take, record and track student attendance as well as notify parents if their child is absent or tardy.

Sequiam Biometrics is also in discussions with several financial institutions who are interested in applying Sequiam's patented biometric fingerprint reader to workstation security.

Sequiam Software, Inc.
----------------------

Sequiam Software's current intellectual property portfolio offers clients complete turnkey or customized solutions designed to increase productivity, enhance efficiency and dramatically lower operating costs while addressing document management and copying needs.

Internet  Remote  Print  (IRP)
------------------------------
Internet Remote Print (IRP) is a web-based software application for documents to be electronically sent from a remote location to a centralized Copy Center or Print Shop.

Business  Solutions
Sequiam IRP (Internet Remote Print), Sequiam DMS (Document Management System) and two versions of Sequiam IRP Duplicator (Sequiam IRPlicator Print Shop and Sequiam IRP Remote Copy) offer to business enterprises synergistic, cost-effective solutions for digital and hard copy document management workflows.

Sequiam IRP and Sequiam DMS facilitate every step of the document workflow including document creation, scanning, archiving, indexing, retrieval, accounting and copying (either internally or to an outsourced vendor) using sophisticated access control and security features all packaged in an intuitive, user-friendly environment.

Current  users  of  the  Sequiam IRP and Sequiam IRP Duplicator systems include:

     -    Florida  State  University,

     -    Louisiana  State  University,

     -    Seminole  County  School  System,

     -    Volusia  County  School  District,

     -    Memorial  Health  Systems  and

     -    Orange  County  Convention  Center  in  Orlando,  Florida

In a case study recently performed by the Volusia County School System, it was found that with the implementation of IRP, cost savings to the School District have exceeded $500,000 per month.

In addition, Florida State University's Print Shop manager has been so excited with the results of IRP that they will be featuring Sequiam's Internet Remote Print software during their annual symposium in October, 2003, which will host print shop managers from more than 70 Universities from around the country.

Sequiam has completed a three-month trial with Seminole County School Systems utilizing Kinko's for all outsourcing. This pilot project resulted with such positive results that discussions are currently underway for Kinko's to implement IRP software on a national level.

Excerpts  from  Pilot  Project  Report:
---------------------------------------
--------------------------------------------------------------------------------
Kinko's is in a unique position to recognize and realize the potential of our products. As you know, we recently completed a three-month trial with Kinko's and our customer, Seminole County School System ("SCSS"). SCSS used Sequiam products to print original and duplicated documents received in its central print facility from schools and offices throughout the County. Because of the effectiveness and rapid user acceptance of Internet Remote Print, the previously underutilized print facility quickly became over utilized, even after expanding their internal resources to include three (3) Heidelberg 9110 duplicators. As a result, we entered into the pilot program with Kinko's to accept the overflow using the very same Sequiam software. During the first three months of the trial, the customer sent approximately 1,200,000 overflow impressions to Kinko's electronically using our system. It is our understanding that SCSS will be contracting to send a minimum of 750,000 impressions per month to Kinko's in the 2003/2004 school year.

Unlike other electronic transmission systems, the Kinko's employees who used our system did not have to download an email, open an application, and hope that the customer and the Kinko's store were using the same application software and fonts, they only had to release the job directly to the print device. The result was a dramatic increase in operational efficiency and a lot of new business driven directly and automatically to Kinko's.

Sequiam believes that it will eventually make sense for many companies, school districts and organizations to eliminate their internal print and copy shops, dramatically decreasing overhead while increasing efficiency. The reason simply being that IRP provides an intuitive, easy-to-use tool to facilitate outsourcing of a non-core, high overhead, zero-profit business function. By working together with Kinko's, Sequiam can make that a reality in a very significant manner. Using the results of the SCSS test as the premise, it is interesting to interpolate such a
--------------------------------------------------------------------------------
result to Kinko's worldwide. If each of Kinko's 1,100 stores have only one client like SCSS who outsourced 400,000 new images a month using the Sequiam Software, that would result in new business equal to 440 million images per month or more than 5 billion per year. Of course, this is a very simplistic
analysis, but it is certainly food for thought.   Sequiam also believes that
Kinko's internal use of the Sequiam products for load balancing between stores and regional copy centers will yield additional cost savings and other operational efficiencies.

Upcoming new users of the Sequiam IRP and Sequiam IRP Duplicator systems include:

     -    Palm  Beach  County  Convention  Center

     -    Palm  Beach  County  School  District

These web-based software print applications are marketed through Sequiam Corporation's wholly owned subsidiary Sequiam Software, Inc., which was formed through the acquisition of several Internet based and software products and companies.

Sequiam Education, Inc.
-----------------------

At Sequiam Education, Inc., we pride ourselves in maintaining and exceeding one standard: developing products and services that offer practical solutions with measurable results. With school systems across the country being faced with budget cuts, while also being asked to raise the level of educational achievement, Sequiam Education provides solutions to meet these challenges by combining the latest technology with the very fundamentals of education.

Sequiam offers management systems for communication as well as document and information services that deliver tremendous cost savings, allowing school systems to reallocate funds to other necessary projects. Our supplemental educational enhancement learning programs enable students to achieve a higher level of comprehension while empowering parents to become more involved in the educational process.

Our programs concentrate on the core fundamentals of education and incorporate direct communications among students, parents and teachers utilizing the latest technological delivery systems. Additional programs enhance communications between school officials and help teachers produce lesson support materials more efficiently. All programs and services maintain complete data necessary to measure results while providing for rapid retrieval of data and information.
Our programs include:


                                 [LOGO OMITTED]
                              EXTENDED CLASSROOM.TV

The Extended Classroom is a supplemental educational tool, designed to help students and parents with:

          -    Comprehending  homework  assignments

          -    Preparing  for  achievement  testing

          -    Maintaining  a  higher  level  of  understanding

          -    Achieving  a  higher  comprehension  level

          -    Tracking  and  measuring  achievement  results

The Extended Classroom is an Internet-based program that offers videotaped lesson summaries of the very concepts that are taught in our public school classrooms. Written and presented by actual teachers, The Extended Classroom offers more than 300 Lesson Concept Summaries (LCS) per grade for all four disciplines:

          -    Language Arts

          -    Math

          -    Social Studies

          -    Science

The Extended Classroom covers grades K thru 12, with each LCS running an average length of two minutes, offering approximately ten hours of video for each grade.

The Extended Classroom is truly one-of-a-kind. Each LCS has been carefully written and delivered by actual teachers, guaranteeing that each LCS not only meets required curriculum standards, but also covers and aligns with daily homework assignments, covers the concepts that are required on achievement tests and meets the benchmarks of the Sunshine State Standards.

The Extended Classroom is not a replacement, but a supplement to the educational process, focusing on one of the key elements of the learning process, repetition.

The Extended Classroom program is delivered via the Internet through Sequiam Education's Advance Delivery System and available on companion CDs for students without high-speed Internet access.

The Extended Classroom as an Assessment Tool
--------------------------------------------
One of the biggest challenges of any Educational program is tracking and reporting measurable results. The Extended Classroom's unique data retrieval system provides essential information for students, parents and educators, allowing the measurement and reporting of student's comprehension and achievement levels when using the program.

Integrated into the Lesson Concept Summaries (LCS) are relevant questions and tests that each student takes while experiencing the program. Information gathered from both usage and test results are presented in customized reports to educators, while at the same time providing instant feedback to students and parents.

The Extended Classroom is will be available in November, 2003 for 3rd, 4th and 5th grades, and will be marketed through individual subscription and Master Licensing Agreements (MLA') with school districts and after school programs and organizations.

The Extended Classroom is marketed through Sequiam Education, which was formed through the asset purchase of SBN. This strategic acquisition furthers Sequiam's penetration into the $16.3 billon market of Supplemental Educational products.

Additional Products and Services offered under Sequiam Education:

Standardized Communication Systems (SCS)
----------------------------------------

Sequiam Education prides itself on understanding the needs and challenges in Public Education. Standardized communication is a vital component in the day-to-day activities and management of a School System. Improvement and development of communication programs are not only a mandate, but also a budgetary burden on School Districts.

Sequiam Education's Standardized Communication System (SCS) is designed to provide cost-efficient and extremely effective communications among:

     -    School administrators and staff

     -    School administrators and parents

     -    Teachers and parents

     -    Parents and students

"911" -- Emergency Communication Program
----------------------------------------
Used primarily for communicating specific instructions and information in the event of an emergency or disaster, school system superintendents have the ability to pre-record emergency messages via phone and computer for each level in the communication chain: principals, teachers, janitorial staff, security personnel, administration and parents. Each message can be standardized and automatically sent via the phone and e-mail (voice and/or audio) through the Internet.

"411" -- Informational Communication Program
--------------------------------------------
Similar to "911," this system is designed for each school principal to standardize a pre-recorded message, deliverable via phone and computer for each level in the communication chain; administration, teachers and parents. The "411" system allows each school to send out standardized messages that are non-emergencies and are related to the specific school's activities, truancy and behavioral issues.

HomeWorks
---------
The Sequiam HomeWorks system is a daily, automated program designed to allow teachers to inform parents of homework assignments and other school related information via phone and/or computer. Daily, teachers simply dial into an 800 number, enter their pre-assigned PIN and record their message. This audio message is then delivered by an automated phone call to a number designated by the parents and sent via the Internet to the parent's e-mail address. Parents have a designated 800 number to call in order to access the daily HomeWorks message at will.

Sequiam Education's SCS programs afford School Districts cost effective standardized communications that have been mandated by the Federal Government. In addition, Sequiam's information database capabilities are designed to gather, update and verify contact information. This affords additional savings for:

     -    Updating school census information

     -    Updating school contact information

     -    Storing off-site data


                               SEQUIAM CORPORATION
                                300 Sunport Lane
                             Orlando, Florida 32809
                               Tel. (407) 541-0773
                               Fax (407) 240-1431

                           NOTICE OF ANNUAL MEETING OF
                           ---------------------------
                     STOCKHOLDERS TO BE HELD AUGUST 25, 2003


     Notice is hereby given that the Annual Meeting of the Stockholders of Sequiam Corporation (the "Company") will be held at the Company's offices located at 300 Sunport Lane, Orlando, Florida 32809, on August 25, 2003, at 10:00 a.m.

     The Board of Directors has fixed the close of business on July 18, 2003, as the record date for the determination of Stockholders entitled to notice of and to vote at such meeting. Stockholders are entitled to one vote for each share held. As of July 18, 2003, the Company had 36,540,747 shares of voting stock issued and outstanding.


                                        SEQUIAM  CORPORATION


Date:         August 1, 2003            By:  /s/ Mark Mroczkowski
          --------------------             -----------------------------
                                           Mark  Mroczkowski,  Secretary

                               SEQUIAM CORPORATION
                                300 Sunport Lane
                             Orlando, Florida 32809
                               Tel. (407) 541-0773
                               Fax (407) 240-1431


                                 PROXY STATEMENT

     The accompanying proxy is solicited by the Board of Directors of the Company for voting at the annual meeting of Stockholders to be held on August 25, 2003, and at any and all adjournments of such meeting. If the proxy is executed and returned, it will be voted at the meeting in accordance with any instructions, and if no specification is made, the proxy will be voted for the proposals set forth in the accompanying notice of the special meeting of Stockholders. Stockholders who execute proxies may revoke them at any time before they are voted, either by writing to the Company at the address set forth on page one or in person at the time of the meeting. Additionally, any later dated proxy will revoke a previous proxy from the same Stockholder. This proxy statement was mailed to Stockholders of record on or about July 18, 2003.

     Only the holders of the Company's common stock ("Voting Stock") are entitled to vote at the meeting. Each share of Voting Stock is entitled to one vote, and votes may be cast either in person or by proxy. A quorum consisting of a majority of the shares entitled to vote is required for the meeting. The affirmative vote of the holders of a majority of the shares of the Company's Voting Stock represented at the meeting is required to take all actions of the stockholders currently on the agenda for the meeting. As of July 18, 2003, the Company had 36,540,747 outstanding shares of Voting Stock held by approximately 245 stockholders of record.

     Shares of the Company's Voting Stock represented by properly executed proxies that reflect abstentions or "broker non-votes" will be counted as present for purposes of determining the presence of a quorum at the special meeting. "Broker non-votes" represent shares held by brokerage firms in "street-name" with respect to which the broker has not received instructions from the customer or otherwise does not have discretionary voting authority. Brokerage firms will not have discretionary authority to vote these "street-name" shares with respect to any matter that comes before the stockholders for vote, and therefore such shares will be counted as abstentions from any matter that comes before the stockholders at the annual meeting.

                                     AGENDA

        The following is the agenda for the annual meeting.

I.      Call meeting to order

II.     Roll call

III.    Proof of notice of meeting

IV.     Report of the Secretary of the stock represented at the meeting and the existence or lack of a quorum

V.      Reading of minutes of meeting held April 29, 2002, and approval or disposal of such minutes

VI.     Reports of officers

VII.    Reports of committees

VIII.   Unfinished business

IX.     Approval of Amendment to Bylaws Extending Term of Office for Directors.



X.      Election of Directors

        Nominated  by  the  Board  of  Directors:     Nicholas  H.  VandenBrekel
                                                      Mark  Mroczkowski
                                                      James  C.  Stanley

XI.     Adjournment

                    PROPOSAL: APPROVAL OF AMENDMENT TO BYLAWS
                    -----------------------------------------
                     EXTENDING TERM OF OFFICE FOR DIRECTORS
                     --------------------------------------

     The Board of Directors amended and restated Section 4.3 of the Bylaws of the Company by unanimous written consent. The amendment and restatement extended the term of office for each Director from one year to three years. The Board of Directors has submitted this amendment to the Bylaws to the stockholders for approval. If it is not so approved, the amendment and restatement will not take effect, and the Directors shall continue to be elected at each annual meeting.

     The Directors hereby request approval of the following amended and restated
     Section 4.3 of the Bylaws:

     Election  of Directors and Term of Office.  The Stockholders of the Company
     -----------------------------------------
     shall elect the directors at every third annual or adjourned annual meeting (except as otherwise provided herein for the filling of vacancies). Each director shall hold office until his or her death, resignation, retirement, removal, or disqualification, or until his or her successor shall have been elected and qualified.

                              ELECTION OF DIRECTORS

     The Board of Directors has nominated the following individuals to serve as
Directors:

Nicholas H. VandenBrekel.  Nicholas H. VandenBrekel is the founder of Sequiam
------------------------
Corporation and serves as its President, CEO and Chairman. Mr. VandenBrekel has an extensive background in both military service as well as entrepreneurial venues. He is a native of the Netherlands and a citizen of the United States. During the last five years, Mr. VandenBrekel has been the President and CEO of Sequiam Software, Inc. (formerly known as Sequiam, Inc.) and the President and CEO of Sequiam Communications, Inc. (formerly known as Brekel Group, Inc.). In the course of his assignments, he has been responsible for all aspects of business development, teaching and operations, including strategic planning, product and service development, marketing, and sales and staff development. He speaks several languages and has been a public speaker for many years. Mr. VandenBrekel has a degree in communications from the OPS Academy Royal Netherlands Navy and is a licensed Helicopter Aviator. He also holds degrees and diplomas in electronics and the martial arts. Nick received the 2001 businessman of the year award from the National Republican Congressional Committee's Business Advisory Council.

Mark Mroczkowski.  Mark Mroczkowski has served as Senior Vice President and CFO
----------------
for Sequiam Corporation and Sequiam Software, Inc. since their inception and as CFO for Brekel Group, Inc. since June 2000. He brings to the company an extensive background as CFO and senior manager of other organizations. Prior to Sequiam and Brekel, Mr. Mroczkowski was the Chief Financial Officer of GeoStar Corporation from 1994 until 2000. From 1975 until 1994, Mr. Mroczkowski practiced public accounting with several large accounting firms and ultimately formed his own successful firm. During those years he also founded or co-founded and managed several other profitable ventures both domestically and internationally. Mr. Mroczkowski holds a B.S. degree in Accounting from Florida State University, he is a Certified Public Accountant licensed in Florida and a
licensed commercial pilot.   He has managed private placements, debt financing
and IPO preparations for a number of firms. He has also managed audit, tax and consulting engagements for a variety of organizations.

Mr. James C. Stanley. James C. Stanley has held many important management
--------------------
positions as well as owned and operated his own businesses. Among his accomplishments is the formation of an investment advisory firm that was sold to Bache & Company. He also owned an advertising agency in New York, whose clients included Citicorp,

Penske Racing, Hilton International, Holland American Lines and Banco Popular. Mr. Stanley built, owned and operated Hilton Ski Resort in Breckenridge, Colorado. Currently, Mr. Stanley is the founder of Concord Communications, Inc. that is a joint venture with AT & T. Mr. Stanley serves on numerous not for profit boards, including Vice Chairman of the International Center for Religion and Diplomacy, Washington, DC. Mr. Stanley is a well-versed and sought after consultant on business development, mergers and acquisitions. Since 1996, Mr. Stanley has served as a Director and a principal in the Quasar Group, Inc., and concurrently since 2000 he has served as Chairman if Smart Biometrics, Inc., prior to its acquisition by Sequiam. Both Quasar Group, Inc. and Smart Biometrics are private companies. Mr. Stanley has a BA and an MBA from the University of Virginia.


PRINCIPAL  STOCKHOLDERS

     Our directors, officers and principal stockholders (5% or more of our outstanding stock), taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 70% our outstanding shares of common stock. The following table sets forth the number of and percentage of outstanding shares of Voting Stock beneficially owned by each of the officers and directors of the Company and as a group and those Stockholders owning more than 5% of the Company's Common Stock as of July 18, 2003.

                                   Shares Beneficially   Percentage of Shares
Name                               Owned                 Beneficially Owed
---------------------------------  --------------------  ---------------------
Nicholas VandenBrekel                     19,496,053(1)                 47.58%
Mark Mroczkowski                             128,053(2)                 14.96%
James W. Rooney                                526,666                   1.32%
L. Alan McGinn                               318,471(3)                  0.80%
James Christopher Stanley                  1,750,000(4)                  4.40%
Charles D. Vollmer                             250,000                   0.63%
James D. Ring                                208,500(5)                  0.53%
Charles W. Dunn                              175,000(6)                  0.44%
Officers and Directors as a group           27,516,690                  67.16%
Optimix Technology Fund, N.V.                2,666,666                   6.52%

Footnotes to Table:
------------------
(1) Nicholas VandenBrekel has the right to purchase on or before January 5, 2004, jointly with Mark Mroczkowski, the 8% Convertible Debenture in the principal amount of $300,000, held by the La Jolla Cove Investors, Inc. (the "Debenture"). The amount of stock shown in this table for Nicholas VandenBrekel includes 1,171,053 shares of common stock that Nicholas VandenBrekel could obtain on June 10, 2003, through the purchase and conversion of the Debenture into common stock. As of June 10, 2003, only $150,000 of the principal amount of the Debenture had been funded, and therefore the maximum amount of the Debenture that may be converted into common stock is $150,000. On June 10, 2003, the Market Rate was $0.95, and therefore $150,000 of the Debenture would be converted into 1,171,053 shares of common stock. If Nicholas VandenBrekel does not exercise such right, he will continue to hold only 18,325,000 shares of common stock, which represents 46.04% of the class, not including the 6,600,000 shares of common stock that may be issued to the La Jolla Cove Investors, Inc.

(2) Mark Mroczkowski has the right to purchase on or before January 5, 2004, jointly with Nicholas VandenBrekel, the 8% Convertible Debenture in the principal amount of $300,000, held by the La Jolla Cove Investors, Inc. (the "Debenture. The amount of stock shown in this table for Mark Mroczkowski includes 1,171,053 shares of common stock that Mark Mroczkowski could obtain on June 10, 3003, through the purchase and conversion of the Debenture into common stock. As of June 10, 2003, only $150,000 of the principal amount of the Debenture had been funded, and therefore the maximum amount of the Debenture that may be converted into common stock is $150,000. On June 10, 2003, the Market Rate was $0.95, and therefore $150,000 of the Debenture would be converted into 1,171,053 shares of common stock. If Mark Mroczkowski does not exercise such right, he will continue to hold only 4,957,000 shares of common stock, which represents 12.45% of the class, not including the 6,600,000 shares of common stock that may be issued to the La Jolla Cove Investors, Inc.

(3) L. Alan McGinn controls the voting and disposition of the shares of our common stock held by W.M.W. Communications, Inc., and therefore, this chart shows his beneficial interest in the 318,421 shares of common stock issued to W.M.W. Communications, Inc.

(4) James Christopher Stanley controls the voting and disposition of the shares of our common stock held by Smart Biometrics, Inc., and therefore, this chart shows his beneficial interest in the 1,500,000 shares of common stock issued to Smart Biometrics, Inc.

(5) James Ring controls the voting and disposition of the shares of our common stock held by Telepartners, Inc., and therefore, this chart shows his beneficial interest in the 165,000 shares of common stock issued to Telepartners, Inc.

(6) Charles W. Dunn controls the voting and disposition of the shares of our common stock held by Telepartners, Inc., and therefore, this chart shows his beneficial interest in the 165,000 shares of common stock issued to Telepartners, Inc.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them, unless otherwise noted.

                        AVAILABILITY OF FILINGS MADE WITH
                     THE SECURITIES AND EXCHANGE COMMISSION

     The Company's Annual Report on Form 10-KSB is included with this proxy solicitation. Copies of the foregoing filings and any other document filed with the Securities and Exchange Commission during the last twelve (12) months may obtained by visiting our web site at www.sequiam.com, or by written request addressed to the Secretary of the Company at the address is provided on the first page of this proxy statement.