Form 10QSB
period 2004-03-31
SEQUIAM CORP
filed 2004-05-17
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004


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

The number of shares of the Registrant's Common Stock outstanding as of May 14, 2004 was 46,466,563.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):  Yes [_]   No  [X]

================================================================================

                                            FORM 10-QSB
                                               INDEX

                                                                                                Page
PART I: FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Condensed Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . .     4
Condensed Consolidated Statements of Stockholders' Deficit . . . . . . . . . . . . . . . . . .     5
Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .     6
Condensed Consolidated Statements of Cash Flows (Continued). . . . . . . . . . . . . . . . . .     7
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .     8
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    16
ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    22
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

                                SEQUIAM CORPORATION
                                    Form 10-QSB

PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                       SEQUIAM CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31, 2004
                                               (Unaudited)      December 31, 2003
                                             ----------------  -------------------
ASSETS
Current assets:
     Cash                                    $       555,470   $          151,450
     Accounts receivable, net                         15,380                7,047
     Prepaid expenses                                      -               21,067
     Equipment held for sale                          40,706               40,706
                                             ----------------  -------------------
Total current assets                                 611,556              220,270
                                             ----------------  -------------------
Property and equipment, net                        1,121,483            1,174,866
Software development costs, net                      102,109              108,916
Acquired software, net                               206,400              230,400
Intellectual properties, net                         933,945              985,645
Deposits and other assets                             27,574               22,788
                                             ----------------  -------------------
Total assets                                 $     3,003,067   $        2,742,885
                                             ================  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Amount due for acquisition                       39,949               70,529
     Notes and debentures payable                    997,224              592,322
     Accounts payable                                484,751              573,860
     Accrued expenses                                 44,610              181,301
     Current portion of long-term debt                96,429               95,131
     Loans from shareholders                         685,915              695,300
     Accrued shareholder salaries                  1,304,792            1,214,792
                                             ----------------  -------------------
Total current liabilities                          3,653,670            3,423,235
Long-term debt                                     1,169,925            1,175,933
                                             ----------------  -------------------
Total liabilities                                  4,823,595            4,599,168
                                             ----------------  -------------------
Shareholders' deficit:
     Common shares                                    46,467               43,863
     Additional paid-in capital                    5,833,581            4,701,695
     Accumulated deficit                          (7,700,576)          (6,601,841)
                                             ----------------  -------------------
Total shareholders' deficit                       (1,820,528)          (1,856,283)
                                             ----------------  -------------------
Total liabilities and shareholders' deficit  $     3,003,067   $        2,742,885
                                             ================  ===================


See accompanying notes to condensed consolidated financial statements.

                           SEQUIAM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                   2004          2003
                                                               ------------  ------------
Net sales                                                      $    75,064   $   123,194

Costs and expenses:
    Operating expenses                                             124,364       141,863
    Cost of BioVault sales                                           3,571             -
    Selling, general and administrative                            599,420       631,685
    Depreciation and amortization                                  152,912        82,840
    Loss on sale of assets                                               -        43,870
    Loss on impairment of equipment held for sale                        -       (75,000)
                                                               ------------  ------------
                                                                   880,267       975,258
                                                               ------------  ------------
Loss from operations                                              (805,203)     (852,064)

Loss on debt settlement                                             (5,492)            -
Interest expense                                                  (288,040)      (17,986)
                                                               ------------  ------------
Net loss                                                       $(1,098,735)  $  (870,050)
                                                               ============  ============

Net loss per common share: Basic and diluted                   $     (0.02)  $     (0.02)
                                                               ============  ============

Weighted average common shares outstanding: Basic and diluted   44,917,334    35,640,120
                                                               ============  ============


See accompanying notes to condensed consolidated financial statements.

                                  SEQUIAM CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    Three months Ended March 31, 2004
                                               (Unaudited)

--------------------------------------------------------------------------------------------------------


                                            Common Shares
                                         --------------------
                                                                Additional
                                           Shares       Par      Paid-in      Accumulated
                                         Outstanding   Value     Capital        Deficit        Total
                                         -----------  -------  ------------  -------------  ------------
Balance at December 31, 2003              43,863,218  $43,863  $ 4,701,695   $ (6,601,841)  $(1,856,283)
Sale of common shares                      1,993,757    1,994      759,098              -       761,092
Warrants issued in connection with loan            -        -      119,880              -       119,880
  agreement
Common shares issued for services            590,541      591      237,859              -       238,450
Shares issued to correct error                19,047       19          (19)             -             -
Debt assumed with the acquisition of               -        -       15,068              -        15,068
  Telepartners, Inc.
Net Loss                                           -        -            -     (1,098,735)   (1,098,735)
                                         -----------  -------  ------------  -------------  ------------
Balance at March 31, 2004                 46,466,563  $46,467  $ 5,833,581   $ (7,700,576)  $(1,820,528)
                                         ===========  =======  ============  =============  ============


See accompanying notes to condensed consolidated financial statements.

                        SEQUIAM CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                             Three months Ended
                                                                   March 31,
                                                              2004         2003
                                                          ------------  -----------
Cash flows from operating activities:                     $(1,098,735)  $ (870,050)
Net loss
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                 152,912       82,840
Accretion of debt discount                                    146,128        6,250
Issuance of common stock in exchange for services             238,450      171,000
Increase in note payable for deferred rent                          -      141,943
Loss on sale of equipment                                           -       43,871
Loss on impairment of equipment held for sale                       -       75,000
Loss on debt settlement                                         5,492            -
(Increase) decrease in accounts receivable                     (8,333)       9,074
Decrease (increase) in prepaid expenses and other assets       16,280     (110,000)
Increase in bank overdraft                                          -       22,770
Decrease in accounts payable                                  (94,600)    (105,202)
Increase in accrued shareholders salaries                      90,000       90,000
Increase in accrued expenses for services                           -       90,000
Decrease in other accrued expenses                              3,924      (36,336)
                                                          ------------  -----------
Net cash used for operating activities                       (548,482)    (388,840)
                                                          ------------  -----------

Cash flows from investing activities:
Equipment purchases                                            (1,954)           -
Proceeds from sales of equipment                                    -       17,000
Cash paid for WMW Communications                              (30,580)     (45,591)
Software development costs capitalized                              -       (4,206)
                                                          ------------  -----------
Net cash used for investing activities                        (32,534)     (32,797)
                                                          ------------  -----------

Cash flows from financing activities:
Proceeds from loan                                            400,000            -
Proceeds from debenture                                             -      150,000
Sale of common stock                                          761,092      190,002
Principal payments on note payable                           (171,346)           -
Repayment of long-term debt                                    (4,710)      (4,287)
                                                          ------------  -----------
Net cash provided by financing activities                     985,036      335,715
                                                          ------------  -----------
Net change in cash                                            404,020      (85,922)
Cash, beginning of period                                     151,450       85,922
                                                          ------------  -----------
Cash, end of period                                       $   555,470   $        -
                                                          ============  ===========

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


Non-cash activities:                                          2004      2003
----------------------------------------------------------  --------  --------
Common Stock issued to correct error                        $     19         -
Liabilities assumed with acquisition of Telepartners, Inc.  $ 15,068         -
Warrants issued in connection with loan agreement           $119,880         -
Beneficial conversion feature on convertible debt                  -  $150,000
Common stock issued for acquisition of WMW Communications          -  $150,000


See  accompanying  notes  to  condensed  consolidated  financial  statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -DESCRIPTION OF BUSINESS AND ACQUISITIONS

GENERAL
-------

     The Company was incorporated in California on September 21, 1999 as Wedge Net Experts, Inc. On or about May 1, 2002, the Company changed its name to Sequiam Corporation. It also changed its symbol from "WNXP" to "SQUM".

     From inception of its business through the date the Company acquired Smart Biometrics, Inc., its management was primarily focused on developing a portfolio of Internet and print enterprise-wide software products. In addition, we developed custom software, databases and websites for businesses. Sequiam operated as an Internet service provider ("ISP") and provided Internet access and web site hosting for our customers who require those services. The business was operated under one operating segment through our subsidiaries: Sequiam Software, Inc. and Sequiam Communications, Inc. Sequiam Software tools consist primarily of document management and Internet Remote Print ("IRP") software, more fully described below. These tools allow users to manipulate proof, manage, organize and publish and print digital content, or scan non-digital content from remote locations as well as provide secure private storage.
Sequiam Communications (formerly known as Brekel Group, Inc.) operated a digital publishing business that was ceased prior to its acquisition by Sequiam. However, Sequiam acquired Brekel Group for (a) its expertise in digital on-demand publishing and printing, (b) the innovations that it brings to our document management, IRP and print on-demand software applications, and (c) its contract and relationship with the World Olympian Association to exclusively develop, create, host, and maintain their official Internet site and manage a database, provide email and an electronic newsletter for all Olympic athletes.

     In the fourth quarter of 2003, management divided the Company's business into two distinct operating segments; Information Management and Safety and Security. The Information Management segment is built on the Company's custom software skills, contacts with the world sports communities and interactive web-based technologies obtained by the acquisition of WMW Communications and more recently, Telepartners, Inc. The Company's Safety and Security segment was formed upon our acquisition of the assets of a biometrics corporation, Smart Biometrics, Inc and expanded with our acquisition of Fingerprint Technologies, Inc. ("FDTI"). The Company acquired from Smart Biometrics fingerprint biometric access control systems that will be a key feature in our future product offerings. The Company acquired from FDTI a fingerprint detection system that management believes represents a new advancement in that science.

     The Information Management segment consists of the Company's IRP suite of software products that includes IRP and IRPlicator, more fully described below. The Company is also developing the following two new software products to sell in our Information Management segment: "Book It, Rover!" and the Extended Classroom, which are more fully described below.

     In the Safety and Security segment the Company has focused primarily on selling the BioVault(TM), a secure safe intended for personal firearms that uses fingerprint recognition technology to open instead of a traditional key. The BioVault(TM) and related technology is more fully described below. The Company has an agreement with the National Rifle Association (NRA) to distribute the BioVault(TM). The NRA acts only as a sales agent and will not purchase any of our products directly. The NRA offers our BioVault(TM) in its online store and catalog. The NRA estimates that we will be able to sell approximately 50,000 units over the twelve months following the second quarter 2004. The Company has changed its strategy relative to this segment. Instead of outsourcing the manufacturing of the BioVault(TM) and related products, and selling and distributing the products itself, the Company plans to license its technologies to other companies who manufacture, market, sell and distribute. In 2004 we entered into a license agreement with Security Marketing Group, LLC ("SMG") for the Q300. SMG is required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold them. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. The Company is also in discussions with other companies for the license of the BioVault(TM) and other applications of our biometrics devices as well as the BritePrint(TM) fingerprint detection device.

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

ACQUISITION OF BREKEL GROUP, INC.

     In 2002, the Company acquired 99.38% of the issued and outstanding common stock of Brekel Group, Inc. ("Brekel"). Sequiam Software, Inc. and Brekel were entities under common control.

     The Company acquired Brekel for its expertise in digital on-demand publishing and printing and the innovations that it brings to our document management, Internet remote print and print on-demand software applications. Sequiam also acquired Brekel for its contract with the World Olympians Association ("WOA") and its Internet and ExtraNet expertise and product development gained from that project. On November 14, 2002, management changed Brekel's name to Sequiam Communications, Inc. and again in April 2004 to Sequiam Sports, Inc. to better represent its role within the company.

ACQUISITION OF THE ASSETS OF W.M.W. COMMUNICATIONS, INC.

     Effective November 1, 2002, the Company acquired all of the assets of W.M.W. Communication, Inc., doing business as Access Orlando. The Company has accounted for this as an acquisition of the business of W.M.W. Communications, Inc. ("WMW"). The major assets of WMW were the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator ("IRPlicator"). IRP is a software product that allows computer users to print remotely to any printer via the Internet. IRP is highly complementary to Sequiam's Document Management Software, and we have integrated the two products. Like the Company, WMW was engaged in software development, website development, Internet hosting and collocation services, and is also an Internet service provider ("ISP"). Through its Internet hosting and collocation services, the Company hosts third-party web content on either its server located at its remote network operations center ("NOC"), or on the third party's server that is located at the Company's NOC.

ACQUISITION OF THE ASSETS OF SMART BIOMETRICS, INC.

     On May 9, 2003, the Company acquired substantially all of the assets of Smart Biometrics, Inc. of Sanford, Florida. The Company has accounted for this as an acquisition of the business of Smart Biometrics, Inc. Smart Biometrics, Inc. is engaged in the development of biometric technologies. The BioVault(TM) technology, which is a secure safe that utilizes patent pending technology and protocols to recognize a person's fingerprint to unlock, was the major asset of Smart Biometrics, Inc.

ACQUISITION OF THE ASSETS OF TELEPARTNERS, INC.

     On June 1, 2003, the Company acquired substantially all of the assets of Telepartners, Inc. of West Palm Beach, Florida. The Company has accounted for this as an acquisition of the business of Telepartners, Inc. Telepartners, Inc. is engaged in the development of supplemental educational products for schoolchildren in grades 1 through 12. The major asset acquired from Telepartners, Inc. was the Extended Classroom(TM) software, which is a supplemental, educational program consisting of a video lesson library of the very lesson concepts that are taught in our public school classrooms in the

United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats.

ACQUISITION OF FINGERPRINT DETECTION TECHNOLOGIES, INC.

     On September 11, 2003, the Company acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc. ("FDTI") a Florida corporation. FDTI has acquired the rights to develop and market a patented and proprietary technology for fingerprint analysis using an light emitting diode intense headband light source. FDTI had no operating history and had not generated any revenues, so the Company accounted for the acquisition as a purchase of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

     The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements. The accompanying condensed consolidated financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes for The Company included in Form 10-KSB filed for the year ended December 31, 2003. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

NET LOSS PER COMMON SHARE
-------------------------

     Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of March 31, 2004, the Company had 20,334,701 potentially dilutive common shares as a result of warrants and options granted.

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of The Company and its subsidiaries Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Fingerprint Detection Technologies, Inc., and Sequiam Sports, Inc (the "Company"). All intercompany transactions and accounts have been eliminated.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     On October 1, 2002, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") entered into amended and restated employment agreements with The Company and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of

Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the years ended December 31, 2003 and 2002 and the quarters ended March 31,2004 and 2003, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

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

NOTE 4 - INCOME TAXES

     The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

NOTE 5 - LONG-LIVED ASSETS HELD FOR DISPOSAL

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

     In connection with the acquisition of Brekel in July 2002, the Company reclassified production equipment acquired from Brekel that is no longer being used for operations to equipment held for disposal. During the Three months ended March 31, 2003, the Company recorded an impairment loss of $75,000 to reduce the equipment to fair market value. The Company believes that $40,706 as of March 31, 2004, is a reasonable estimate of the current fair market value for the remaining equipment to be disposed. The Company expects to sell this remaining equipment by December 31, 2004.

NOTE 6 - NOTES AND DEBENTURES PAYABLE

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

     Pursuant to the accord and satisfaction, Sequiam issued 100,000 shares of restricted common stock to LJCI, which, had a fair market value of $51,000, based on a closing trading price of $0.51 per share on January 29, 2004. In addition, the Company delivered to LJCI a promissory note in the principal amount of $200,000 with interest in the amount of 8% per year, plus principal, due in six installments of $34,017 per month beginning February 1, 2004. On April 30, 2004, the Company paid the entire remaining principal balance and accrued interest.

     Under the new agreement, LJCI has "piggy-back" registration rights, meaning Sequiam is obligated to include the resale of the 100,000 shares of restricted common stock by LJCI in any registered public offering of securities the Company may make during any time that LJCI still holds such 100,000 shares. Unless the Company makes a registered public offering, it has no obligation to register the resale of the 100,000 shares of restricted common stock.

     Nicholas VandenBrekel and Mark Mroczkowski have personally guaranteed the obligations under the new promissory note.

     On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, The Company issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest become due on January 30, 2005. The debt discount has been amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount is being amortized over twelve months. As of March 31, 2004, the balance of the Note, net of the unamortized debt discount of $231,429 was $168,571 and is included in Notes Payable.

     On December 18, 2003, the Company entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued a warrant to the holder to purchase 200,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest is due six months from the date of the loan.

     On December 18, 2003, the Company entered into a loan agreement with Lee Harrison Corbin, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest is due six months from the date of the loan.

     On December 26, 2003, the Company entered into a debenture agreement ("Debenture") with Eagle Financial, LLC, for a principal loan amount of $150,000 under a debenture bearing interest at ten percent (10%). The principal and accrued interest was paid on March 26, 2004. The Debenture also provides for an unconditional equity provision whereby the Company issued seventy five thousand (75,000) restricted shares to the Holder as an incentive to lend. The fair value of the shares has been recorded as a debt discount of $30,000.

     On January 30, 2004, the Company entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 800,000 shares of its common stock at an exercise price of $0.225 per share. The Warrant was exercised on January 30, 2004. The principal and interest become due on January 30, 2005.

     The preceding information is summarized as follows at March 31, 2004:

                                         Face       Debt     Carrying
                                        Amount    Discount    Amount
Promissory note - Lee Harrison
Corbin                                    50,000         -     50,000
Promissory note - Lee Harrison
Corbin-Trustee for John
Svenningsen                              100,000         -    100,000

Promissory note - Lee Harrison
Corbin-Trustee for John
Svenningsen                              400,000  (231,429)   168,571

8% Convertible Debenture-La
Jolla Cove Investors                     134,107         -    134,107
Promissory note - Lee Harrison
Corbin-Trustee for John
Svenningsen                              400,000         -    400,000
                                       ---------  ---------  --------
                                       1,084,107  (231,429)   852,678
                                       =========  =========  ========

NOTE 7 - LOANS FROM SHAREHOLDERS

     On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Communications, Inc. (formerly Brekel Group, Inc.) $50,000. Interest is payable at 6%. As of March 31, 2004, the balance due under this loan was $50,000 payable on demand together with accrued interest of $500.

     Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to the Company and Sequiam Software, Inc. under demand notes. At March 31, 2004, the Company owed $570,450 on these notes, including accrued interest of $20,061. The notes bear interest at 2% per annum and are due on demand.

     Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company. At March 31, 2004, the Company owed $12,000 without interest or specific repayment terms.

     A shareholder not employed by the Company advanced $75,000 to the Brekel Group, Inc. on March 1, 2002. The terms of the demand note include interest payable at 6% and a right to convert the note to common stock at $1.00 per share. At March 31, 2004 the remaining principal balance was $53,465 and accrued interest was $-0-.

NOTE 8 - FORBEARANCE AGREEMENT

     Effective July 1, 2001, the Brekel Group, Inc., prior to its acquisition by the Company, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. As a result of the determination to cease Brekel's operations prior to the acquisition of Brekel, effective July 1, 2002, the Company entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the lease agreement, the Company makes monthly base rent payments including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the lease forbearance agreement, the Company executed a note payable to the landlord to reimburse them for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from the Company; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,286,806 as of March 31, 2004 represents $893,112 of deferred rent and $393,694 of tenant improvements. Payments on the note commence July 1, 2004 through June 1, 2010 with interest at 6%. Variables that could impact the amount due under the deferred rent portion of the note include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

     Rental expense for the quarter ended March 31, 2004 and 2003 was $33,134 and $30,635, respectively. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

          Year        Rentals   Maturities
          ----------  --------  -----------
          2004        $115,600  $    90,421
          2005         117,334      186,055
          2006         120,854      197,531
          2007         124,480      209,714
          2008         128,214      222,649
          Thereafter   199,066      359,984
                      --------  -----------
                      $805,548  $ 1,266,354
                      ========  ===========

NOTE 9 - CAPITAL STOCK

     During the three months ended March 31, 2004, the Company issued 590,541 common shares for business advisory services and interest valued at $238,450 based on the Company's quoted market price on the date of the related agreements.

     During the three months ended March 31, 2004, the Company sold an aggregate of 1,993,757 shares of its common stock to six accredited investors at an average price of $0.45 per share for net proceeds of $761,092. In connection with such sales, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

NOTE 10 - OPERATING SEGMENTS

     During the first quarter 2003, the Company operated as a single segment, the Information Management segment as defined below.

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

     The Company has two operating segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

     The Company's operating segments are defined as follows:

     The Information Management segment provides interactive web-based technologies, as well as ASP, ISP and other customer web development and software development services.

     The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

     The table below presents certain financial information by business segment for the quarter ended March 31, 2004.

                    Information    Safety and                                   Consolidated
                   -------------  ------------                                 --------------
                    Management      Security     Segments Total    Corporate       Total
                   -------------  ------------  ----------------  -----------  --------------
Revenue from       $     45,184   $    29,880   $        75,064   $        -   $      75,064
  external
  customers
Interest expense         10,184             -            10,184      277,856         288,040
Depreciation and         92,360        60,552           152,912            -         152,912
  amortization
Segment profit         (352,083)      (50,535)         (402,618)    (696,117)     (1,098,735)
Segment               1,518,816       824,731         2,343,547      659,520       3,003,067
  assets(1)


(1)  Segment  assets have been adjusted for intercompany accounts to reflect actual assets for  each  segment.

NOTE 11 - SUBSEQUENT EVENTS

     On April 27, 2004, the Company closed a convertible debt transaction with Laurus Master Fund, Ltd. ("Laurus") providing up to $3.0 million in financing. Under the arrangement, the Company delivered to Laurus a secured convertible term note, bearing interest at the Wall Street Journal Prime rate plus 2%, in the initial amount of $2.0 million, convertible into the Company's common stock (the "Note"), and a warrant to purchase up to 666,666 shares of the Company's common stock. The $2 million was funded on April 27, 2004.

     The Note has a term of three years. Interest shall be payable monthly in arrears commencing on June 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on August 2, 2004, at the rate of $60,606.

     The interest rate under the Note is subject to adjustment on a month by month basis if specified conditions are met (including that the common stock underlying the conversion of the Note and the warrant issued to Laurus are registered with the U.S. Securities and Exchange Commission and whether and to what extent the market price of the Company's common stock for the five (5) trading days preceding a particular determination date exceeds (or is less than) the fixed conversion price applicable to the Note).

     Laurus also has the option to convert all or a portion of the Note into shares of the Company's common stock at any time, subject to specified limitations, at a fixed conversion price of $0.66 per share. The Note is secured by a first lien on all the Company's and its subsidiaries' assets. In connection with the Note, Laurus was paid a fee of $105,000 and received a six-year warrant to purchase up to 666,666 shares of the Company's common stock at prices ranging from $0.83 per share to $1.16 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon conversion of the Note and the exercise of the warrant issued to Laurus.

     Laurus has committed to fund to the Company an additional $1.0 million under the financing arrangement on substantially similar terms as the initial $2.0 million funding, which additional $1.0 million will become available to the Company following its completion and/or achievement of certain conditions to funding, including, without limitation, certain performance benchmarks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like our operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of the our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond the our reasonable control; and the ability to identify and consummate relationships with strategic partners. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in Management's Discussion and Analysis. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003; and (ii) financial liquidity and capital resources for three months ended March 31, 2004. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this report.

     We are an information management, software and security technology company specializing in biological identification security systems and web-based application services for the business, education and travel industries. Our business is divided into two operating segments: (a) Safety and Security; and
(b) Information Management.

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

     The following table shows the proportion of total revenues by segment in the three-month period ended March 31, 2004.

PERIOD                     SAFETY AND SECURITY   INFORMATION MANAGEMENT
------------------         --------------------  -----------------------

Three Months ended
March 31, 2004. . . . . .  $             29,880  $                45,184
                           --------------------  -----------------------


RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003. Unless otherwise noted, references to 2004 represent the three-month period ended March 31, 2004 and references to 2003 represent the three-month period ended March 31, 2003.

     The following table sets forth information regarding our financial results for 2004 and 2003.

                                                         2004       2003
                                                      ----------  --------

                                                        Amount     Amount
                                                      ----------  --------
          Revenue                                     $   75,064  $123,194
          Operating Expenses                          $  880,267  $900,258
          Depreciation and Amortization Expense       $  152,912  $ 82,840
          Interest Expense                            $  288,040  $ 17,986

          Loss on Impairment of Assets and   Gain on
          Debt Settlement                             $    5,492  $ 75,000
          Net Losses                                  $1,098,735  $870,050

     REVENUES. Total revenue decreased by $48,130 or 39.1% to $75,064 in 2004, from $123,194 in 2003. Software and license fee revenues were unchanged at $-0-for both 2004 and 2003. Revenues from consulting, custom software services, web development services and internet access and web-hosting services totaled $45,184 in 2004 and $123,194 in 2003, a decrease of 63.3%. Revenues from sales of the BioVaultTM were $29,880 in 2004 compared to $-0- in 2003. Revenues from the licensing of the Q300 (discussed below) were $25,000 in 2004 compared to $-0- in 2003. Revenues from the maintenance of our existing IRP customers were $5,200 in 2004 compared to $5,200 in 2003.

     During 2003, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the fourth quarter of 2003. We believe that the high cost of the BioVault was an impediment to its sales. As a result, we developed a less expensive version of the BioVault, the Q300. Now that our key products such as IRP, IRPlicator and the BioVaultTM are ready to formally come to market, we expect to begin generating revenues from these products during 2004.

     During 2004, we entered into a pilot program for our IRP products with AlphaGraphics, Inc., an international chain of 320 print shops and entered into a trial program with a state community college and county school system. In addition, in 2004 we entered into a license agreement with Security Marketing Group, LLC ("SMG") for the Q300. SMG is required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold them. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. We are currently in discussions with other companies for the license of our other biometric technology products.

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005.

     OPERATING EXPENSES. Operating expenses were $880,267 in 2004 and $975,258 in 2003, a decrease of $94,991 or 9.7%. This decrease was primarily attributable to decreased selling, general and administrative expenses and reductions in costs associated with the web development services.

     Selling, general and administrative expenses were $599,420 in 2004 and $631,685 in 2003, a decrease of $32,265 or 5.1%. We decreased our selling and overhead expenditures (such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from our the consolidation of our operations.

     Our total payroll was $208,994 in 2004 and 70,793 in 2003. This increase in payroll is attributable to our growth of 17 employees in 2003, to 24 employees in 2004. The addition of the employees has negatively impacted liquidity and cash flow for 2004. We can further expect that payroll will continue to negatively impact our liquidity and cash flow for the next nine months as we attempt to bring our products to market. Once we establish a regular sales cycle for our software and biometric products we expect that the overall effect of payroll on our liquidity and cash flow will be minor because our ongoing support costs will be minimal compared to our development costs. Because we expect to distribute our products through value-added resellers and other resellers, we do not expect to increase personnel and related expenses as we go to market with our software.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $152,912 in 2004 and $82,840 in 2003, an increase of $70,072 or 84.6%. This increase is attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc.

     INTEREST EXPENSE. Interest expense was $288,040 in 2004 and $17,986 in 2003, an increase of $270,054. This increase is attributable to the increase in loans from shareholders, a note payable related.

     LOSS ON IMPAIRMENT AND SALES OF ASSETS AND GAIN ON DEBT SETTLEMENT. A loss of $5,492 was recognized on the settlement of debts owed to former creditors of Brekel Group, Inc. for 2004.

     NET LOSSES. We incurred net losses of $1,098,735 in 2004 and $870,050 in 2003, an increase of 228,685 or 26.3%. The significant increase was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,759,446 together with $855,369 of additional losses on debt settlements, sales of assets and debt discount accretion. We expect to incur additional net losses through the third quarter of 2004 as we introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter using proceeds from the Q300 license fee and sales of our IRP products. The Company presently requires sales of approximately $150,000 per month to provide a positive cash flow.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in operating activities was $719,828 for 2004, as a result of the net loss during the period of $1,098,735, offset by non-cash compensation of $238,450, net decrease in accounts payable and accrued expenses totaling $229,693, and increases in accrued shareholder salaries of $90,000 and other non-cash expenses and losses totaling $280,150.

     Net cash used for investing activities was $32,534 for 2004, primarily due to purchase of equipment of $1,954 and cash paid for the acquisition of Access Orlando of $30,580.

     Net cash provided by financing activities was $1,156,382 for 2004. Proceeds from the Corbin loan accounted for $400,000 and sales of common stock accounted for $900,100 and were offset by commissions of $139,008 for net proceeds of $761,092. Payments of long-term debt used cash of $4,710.

     Current liabilities of $3,653,670 exceed current assets of $611,556 by $3,042,114. Of that amount, $1,990,707 or 65.4% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities is $39,949 due to W.M.W. Communications for its acquisition. We paid all amounts owing to W.M.W. in May 2004. Also included in current liabilities is $529,361 of accounts payable and accrued expense, most of which accrue to Brekel Group, Inc. and are the subject of continued workout arrangements.

     Prior to our acquisition of the Brekel Group, Inc., effective July 1, 2001, the Brekel Group, Inc., entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Because we determined to cease Brekel's print and publishing operations before we acquired it, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. Pursuant to the forbearance agreement, we must make monthly base rent payments, including common area maintenance charges of $9,633, with annual increases of approximately 3% per year beginning in July 2004. As part of the forbearance agreement, we executed a note payable to the landlord to reimburse it for lost rents on the 50,000 square feet relinquished to them through June 30, 2004; less rents and principal payments received from us; less 75% of any rents received from replacement tenants; plus any leasing commissions or tenant build out costs required for replacement tenants. The note also includes amounts previously owed by Brekel to the landlord for tenant improvements. The outstanding balance on the note of $1,271,064 as of December 31, 2003, represents $893,112 of deferred rent and $377,952 of tenant improvements. Payments on the note commence July 1, 2004, and are to be amortized through June 1, 2010, with interest at 6%. Variables that could impact the amount due under the note related to deferred rent include changes in estimated rents to be received from replacement tenants, estimated leasing commissions and estimated tenant build out costs required for replacement tenants.

     The minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

          Year        Rentals   Maturities
          ----------  --------  -----------
          2004        $115,600  $    90,421
          2005         117,334      186,055
          2006         120,854      197,531
          2007         124,480      209,714
          2008         128,214      222,649
          Thereafter   199,066      359,984
                      --------  -----------
                      $805,548  $ 1,266,354
                      ========  ===========

     Since December 31, 2003, we sold securities in six separate private placements. As a result, we have received during the quarter ended March 31, 2004 total net proceeds of $761,092 and most of this amount is reflected as additional paid-in capital in our financial statements for the period ended March 31, 2004. We also received $400,000 of proceeds from a loan.

     On April 27, 2004, pursuant to a Securities Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note with Laurus Master Fund, Ltd. The note has a term of three years and accrues interest at an annual rate equal to the "prime rate" published in the Wall Street Journal plus 2%. The note is convertible into shares of our common stock at a conversion price of $0.66 per share.

     In connection with the sale of the note, we issued the purchaser a common stock purchase warrant to purchase up to 666,666 shares of our common stock at prices ranging from $0.83 per share to $1.16 per share. Also in connection with the sale of the note, we agreed to register for resale the shares of common stock into which the note is convertible and the warrant is exercisable.

     We estimate that we will need an additional $1,500,000 of capital to continue operations during the next twelve-month period due to the time necessary to bring our products to market. We believe that the proceeds from the Laurus transaction will be adequate to support our operations while we build sales revenues from our products. Our management is expanding its efforts to increase our revenues from software licenses and the BioVaultTM.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. We do not expect that Interpretation No. 46 will have a material effect on our results of operations or financial condition as we do not currently utilize or have interests in any variable interest entities.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. We adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We periodically evaluate our revenue recognition policies in relation to staff accounting bulletins and other generally accepted accounting principles and SEC guidance. We believe our revenue recognition policies are in compliance with the provisions of SAB No. 104.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the "Exchange Act") provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting (as defined by Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act), and there have been no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal control over financial reporting during the period covered by this report.


PART II.  OTHER INFORMATION
---------------------------


ITEM 2.  CHANGES IN SECURITIES
------------------------------


(c)  RECENT SALES OF UNREGISTERED SECURITIES

     During the first quarter 2004 we sold and aggregate of 1,993,757 common shares to six individual accredited investors at a prices ranging from $0.225 to $0.65 per share for net proceeds of $761,092. In connection with such sales, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented n writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend. Prior to closing the transaction, we supplied information to each investor in compliance with Rule 502(b). We had a prior business relationship with each investor. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering. There were no underwriters, and the offer was closed upon sale of the stock to each investor.

     During the three months ended March 31, 2004, the Company issued 590,541 common shares for business advisory services and interest valued at $238,450 based on the Company's quoted market price on the date of the related agreements. Prior to the closing of the transaction, we supplied information in compliance with Rule 502(b).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  EXHIBITS:

  2.1  Agreement and Plan of Merger.(1)
  2.2  Stock Exchange Agreement and Plan of Reorganization.(2)
  2.3  Asset Purchase Agreement.(3)
  2.4  Agreement and Plan of Acquisition between Fingerprint Detection Technologies, Inc., a Florida corporation,
       UTEK Corporation, a Delaware corporation, and Sequiam Corporation, Inc., a California corporation.(4)
  2.5  Asset Purchase Agreement with Smart Biometrics, Inc.(5)
  2.6  Asset  Purchase  Agreement  with  Telepartners,  Inc.(6)
  2.7  Stock  Exchange  Agreement  and  Plan  of Reorganization among Sequiam Corporation  and  the
       Shareholders  of Brekel Group, Inc., dated June 17,2002(7)
  3.1  Articles of Incorporation (Charter Document).(8)
  3.2  Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002.(9)
  3.3  Bylaws.(8)
  3.4  Amendment to our Bylaws, dated July 18, 2002.(10)
 10.1  License Agreement with Security Marketing Group, LLC
 21.1  Subsidiaries*
 31.1  Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation,
       pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
 31.2  Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam
       Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
 32.1  Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation,
       pursuant to 18 U.S.C. Section 1350.*
 32.2  Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam
       Corporation, pursuant to 18 U.S.C. Section 1350.*

(b) REPORTS ON FORM 8-K:  THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDING MARCH 31, 2004:

       Form 8-K filed on January 21, 2004, regarding the Company's change in certifying accountant.

       Form 8-K filed on February 6, 2004, regarding Agreement of Accord and Satisfaction with La Jolla Cove Investors, Inc.

_______________________________

  *  Filed herewith

  1  Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and   Exchange
     Commission on April 16, 2002.
  2  Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange
     Commission on August 6, 2002.
  3  Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange
     Commission on May 23, 2003.
  4  Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange
     Commission on November 19, 2003.


  5  Incorporated by  this  reference to our Form 8-K filed with the Securities and Exchange Commission on May  23, 2003.
  6  Incorporated by reference from our Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange
     Commission on October 3, 2003.
  7  Incorporated by reference from our  Form  8-K  filed  with  the Securities and Exchange Commission on August 6, 2002.
  8  Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange
     Commission on September 13, 2000.
  9  Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange
     Commission on May 20, 2002.
 10  Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange
     Commission on August 14, 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEQUIAM CORPORATION


Date: May 17, 2004

By:  /s/ Nicholas H. VandenBrekel
---------------------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer and President


By:  /s/ Mark Mroczkowski
----------------------------------------------------------------------
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer

Date: May 17, 2004

/s/ Mark L. Mroczkowski
-----------------------
Mark L. Mroczkowski
Chief Financial Officer