Form 10KSB/A
period 2003-12-31
SEQUIAM CORP
filed 2004-07-28
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                           (AMENDING PART II-ITEM 8A)

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 333-45678

                               SEQUIAM CORPORATION
                 (Name of small business issuer in its charter)

              CALIFORNIA                                 33-0875030
       (State of Incorporation)               (IRS Employer Identification No.)


         300 SUNPORT LANE, ORLANDO, FLORIDA                32809
      (Address of principal executive offices)           (Zip Code)

                    ISSUERS TELEPHONE NUMBER  (407) 541-0773

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

________________________________________________________________________________

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A is being filed to amend Part II, Item 8A of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 14, 2004 (the "Original 10-KSB"). This Amendment No. 1 updates only the information regarding the Company's Controls and Procedures in
Part II, Item 8A. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-KSB, and does not reflect events occurring after the filing of the Original 10-KSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-KSB.

________________________________________________________________________________

                                     PART II


ITEM 8A   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. We have added a section to our employee manual which provides the text of Regulation FD to our employees. Other than this addition to our employee manual, there were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orlando, State of Florida, on the 28th day of July, 2004.

SEQUIAM CORPORATION

By: /s/ Nicholas H. VandenBrekel
---------------------------------------------------
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 28, 2004

By: /s/ Nicholas H. VandenBrekel
---------------------------------------------------
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

By: /s/ Mark L. Mroczkowski
---------------------------------------------------
Mark L. Mroczkowski, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Senior Vice President and Treasurer