Form 10QSB
period 2004-06-30
SEQUIAM CORP
filed 2004-08-16
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004


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

The number of shares of the Registrant's Common Stock outstanding as of August 11, 2004 was 46,395,313.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [_] No [X]

================================================================================

                                 FORM 10-QSB
                                    INDEX
                                                                          Page
PART I: FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .     3
ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .     3
Condensed Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .     3
Condensed Consolidated Statements of Operations. . . . . . . . . . . . .     4
Condensed Consolidated Statements of Stockholders' Deficit . . . . . . .     5
Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . . .     6
Notes to Condensed Consolidated Financial Statements . . . . . . . . . .     8
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .    17
ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .    23
PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .    23
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .    23
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

                                               SEQUIAM CORPORATION
                                                   Form 10-QSB
PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                      SEQUIAM CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30, 2004
                                               (Unaudited)     December 31, 2003
                                             ---------------  -------------------
ASSETS
Current assets:
     Cash                                    $      881,356   $          151,450
     Accounts receivable, net                        13,812                7,047
     Prepaid expenses                                     -               21,067
     Equipment held for sale                              -               40,706
                                             ---------------  -------------------
Total current assets                                895,168              220,270
Property and equipment, net                       1,414,235            1,174,866
Software development costs, net                      95,302              108,916
Acquired software, net                              192,000              230,400
Intellectual properties, net                        879,061              985,645
Deposits and other assets                           237,960               22,788
                                             ---------------  -------------------
Total assets                                 $    3,713,726   $        2,742,885
                                             ===============  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Amount due for acquisition              $            -   $           70,529
     Notes and debentures payable                   775,153              592,322
     Accounts payable                               455,614              573,860
     Accrued expenses                                53,576              181,301
     Current portion of long-term debt              396,544               95,131
     Loans from shareholders                        371,843              695,300
     Accrued shareholder salaries                 1,319,792            1,214,792
                                             ---------------  -------------------
Total current liabilities                         3,372,522            3,423,235
Long-term debt                                    2,968,776            1,175,933
                                             ---------------  -------------------
Total liabilities                                 6,341,298            4,599,168
                                             ---------------  -------------------
Shareholders' deficit:
     Common shares                                   46,396               43,863
     Additional paid-in capital                   6,020,948            4,701,695
     Accumulated deficit                         (8,694,916)          (6,601,841)
                                             ---------------  -------------------
Total shareholders' deficit                      (2,627,572)          (1,856,283)
                                             ---------------  -------------------
Total liabilities and shareholders' deficit  $    3,713,726   $        2,742,885
                                             ===============  ===================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                     SEQUIAM CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                       2004           2003           2004           2003
                                                   -------------  -------------  -------------  -------------
Net sales                                          $     58,188   $    110,910        133,253        234,104

Costs and expenses:
Operating expenses                                      125,798        136,941        250,164        278,804
Cost of BioVault sales                                   35,354              -         38,925              -
Selling, general and administrative                     586,135      1,881,818      1,185,497      2,371,562
Depreciation and amortization                           129,453        115,032        282,422        197,871
(Gain) loss on sale of assets                              (146)        (2,431)          (146)        41,439
Loss on impairment of equipment held for sale            40,706              -         40,706         75,000
                                                   ----------------------------------------------------------
                                                        917,300      2,131,360      1,797,568      2,964,676
                                                   ----------------------------------------------------------
Loss from operations                                   (859,112)    (2,020,450)    (1,664,315)    (2,730,572)

Gain (loss) on debt settlement                                -         37,315         (5,492)        37,315
Interest expense net                                   (135,228)       (25,906)      (423,268)       (43,890)
                                                   ----------------------------------------------------------
Net loss                                           $   (994,340)  $ (2,009,041)  $ (2,093,075)  $ (2,737,147)
                                                   ==========================================================

Net loss per common share: basic and diluted       $      (0.02)  $      (0.06)  $      (0.05)  $      (0.08)
                                                   ==========================================================

Weighted average common shares outstanding:
basic and diluted                                    46,494,214     36,082,226     45,705,774     36,082,226
                                                   ==========================================================


See  accompanying  notes  to  condensed  consolidated  financial  statements.

                                      SEQUIAM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                         Six Months Ended June 30, 2004
                                                 (Unaudited)


                                             Common Shares
                                          -------------------
                                                                Additional
                                           Shares       Par      Paid-in     Accumulated
                                         Outstanding   Value     Capital       Deficit        Total
                                         --------------------------------------------------------------

Balance at December 31, 2003              43,863,218  $43,863  $4,701,695   $ (6,601,841)  $(1,856,283)
Sale of common shares                      1,993,757    1,994     759,098              -       761,092
Warrants issued in connection with loan
  agreement                                        -        -     368,365              -       368,365
Common shares issued for services            519,291      520     176,741              -       177,261
Shares issued to correct error                19,047       19         (19)             -             -
Debt assumed with the acquisition of
  Telepartners, Inc.                               -        -      15,068              -        15,068
Net loss                                           -        -           -     (2,093,075)   (2,093,075)
                                         --------------------------------------------------------------
Balance at June 30, 2004                  46,395,313  $46,396  $6,020,948   $ (8,694,916)  $(2,627,572)
                                         ==============================================================

See  accompanying  notes  to  condensed  consolidated  financial  statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six months Ended
                                                                                  June 30,
                                                                        ------------  ------------
                                                                            2004          2003
Cash flows from operating activities:
Net loss                                                                $(2,093,075)  $(2,737,147)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                               282,422       197,871
Accretion of debt discount                                                  237,079        18,750
Issuance of common stock in exchange for services                           177,261       261,000
(Gain) loss on sale of equipment                                               (146)       41,139
Loss on impairment of equipment held for sale                                40,706        75,000
Loss on debt settlement                                                      (5,492)      (37,315)
Increase in accounts receivable                                              (6,765)       (4,817)
Increase in prepaid expenses and other assets                              (194,105)      (84,500)
(Decrease) increase in accounts payable                                    (112,754)       20,691
Increase in accrued shareholders salaries                                   105,000     1,800,000
Decrease in other accrued expenses                                         (127,725)       (2,113)
Stock subscriptions payable for services                                          -     1,366,895
                                                                        ------------  ------------
Net cash used for operating activities                                   (1,697,594)     (704,546)
                                                                        ------------  ------------

Cash flows from investing activities:
Equipment purchases                                                          (9,479)            -
Proceeds from sales of equipment                                                  -        19,732
Cash paid for WMW Communications                                            (70,529)      (93,827)
Software development costs capitalized                                            -       (14,037)
                                                                        ------------  ------------
Net cash used for investing activities                                      (80,008)      (88,132)
                                                                        ------------  ------------

Cash flows from financing activities:
Sale of Common Stock                                                        761,092       351,252
Proceeds from Long-Term Debt                                              2,000,000       250,000
Payment of Long-Term Debt                                                    (9,564)       (4,286)
Proceeds from Note Payable                                                  400,000             -
Payment of Notes and Debentures Payable                                    (320,563)      150,000
Repayments of shareholder loans                                            (323,457)            -
                                                                        ------------  ------------
Net cash provided by financing activities                                 2,507,508       746,966
                                                                        ------------  ------------
Net change in cash                                                          729,906       (45,712)
Cash, beginning of period                                                   151,450        85,922
                                                                        ------------  ------------
Cash, end of period                                                     $   881,356   $    40,210
                                                                        ============  ============
See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


Non-cash activities:                                         2004      2003
-------------------                                         -------  --------
Common Stock issued to correct error                             19         -
Liabilities assumed with acquisition of Telepartners, Inc.   15,068         -
Warrants issued in connection with loan agreements          368,365         -
Leasehold Improvements financed with long-term debt         338,500         -
Beneficial conversion feature on convertible debt                 -  $400,000
Common stock issued for acquisition of WMW Communications         -  $150,000

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -DESCRIPTION OF BUSINESS AND ACQUISITIONS

GENERAL
-------

     The Company was incorporated in California on September 21, 1999 as Wedge Net Experts, Inc. on or about May 1, 2002, the Company changed its name to Sequiam Corporation. It also changed its symbol from "WNXP" to "SQUM". On May 24, 2004, the Company's common stock was formally listed on the Frankfurt Stock Exchange under the symbol RSQ.

     From inception of its business through the date the Company acquired Smart Biometrics, Inc., its management was primarily focused on developing a portfolio of Internet and print enterprise-wide software products. In addition, we developed custom software, databases and websites for businesses. Sequiam operated as an Internet service provider ("ISP") and provided Internet access and web site hosting for our customers who require those services. The business was operated under one operating segment through our subsidiaries: Sequiam Software, Inc. and Sequiam Communications, Inc. Sequiam Software tools consist primarily of document management and Internet Remote Print ("IRP") software, more fully described below. These tools allow users to manipulate proof, manage, organize and publish and print digital content, or scan non-digital content from remote locations as well as provide secure private storage. Sequiam Communications (formerly known as Brekel Group, Inc.) operated a digital publishing business that was ceased prior to its acquisition by Sequiam. However, Sequiam acquired Brekel Group for: (a) its expertise in digital on-demand publishing and printing; (b) the innovations that it brings to our document management, IRP and print on-demand software applications; and (c) its contract and relationship with the World Olympian Association to exclusively develop, create, host, and maintain their official Internet site and manage a database, provide email and an electronic newsletter for all Olympic athletes.

     In the fourth quarter of 2003, management divided the Company's business into two distinct operating segments; Information Management and Safety and Security. The Information Management segment is built on the Company's custom software skills, contacts with the world sports communities and interactive web-based technologies obtained by the acquisition of WMW Communications and more recently, Telepartners, Inc. The Company's Safety and Security segment was formed upon our acquisition of the assets of a biometrics corporation, Smart Biometrics, Inc. and expanded with our acquisition of Fingerprint Detection Technologies, Inc. ("FDTI"). The Company acquired from Smart Biometrics fingerprint biometric access control systems that will be a key feature in our future product offerings. The Company acquired from FDTI a fingerprint detection system that management believes represents a new advancement in that science.

     The Information Management segment consists of the Company's IRP suite of software products that includes IRP and IRPlicator, more fully described below. The Company is also developing the following two new software products to sell in our Information Management segment: "Book It, Rover!" and the Extended Classroom, which are more fully described below.

     In the Safety and Security segment the Company has focused primarily on selling the BioVault(TM), a secure access denial device intended for personal firearms and valuables such as jewelry, stock certificates and other documents that use fingerprint recognition technology to open instead of a traditional key. The BioVault(TM) and related technology is more fully described below. The Company has an agreement with the National Rifle Association (NRA) to distribute the BioVault(TM). The NRA acts only as a sales agent and will not purchase any of our products directly. The NRA offers our BioVault(TM) in its online store and catalog. The NRA estimates that we will be able to sell approximately 50,000 units over the twelve months following the second quarter 2004. The Company has changed its strategy relative to this segment. Instead of outsourcing the manufacturing of the BioVault(TM) and related products, and selling and distributing the products itself, the Company plans to license its technologies to other companies who manufacture, market, sell and distribute. In 2004 we entered into a license agreement with Security Marketing Group, LLC ("SMG") for the Q300, a redesigned version of the BioVault(TM). SMG is required to pay to us a license fee of $2,000,000 cash, paid $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. The Company is also in discussions with other companies for the license of the BioVault(TM) and other applications of our biometrics devices as well as the BritePrint(TM) fingerprint detection device.

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

ACQUISITION OF FINGERPRINT DETECTION TECHNOLOGIES, INC.

     On September 11, 2003, the Company acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc. ("FDTI") a Florida corporation. FDTI has acquired the rights to develop and market a patented and proprietary technology for fingerprint analysis using a light emitting diode ("LED") intense headband light source. FDTI had no operating history and had not generated any revenues, so the Company accounted for the acquisition as a purchase of its assets.

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

NET LOSS PER COMMON SHARE
-------------------------

     Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of June 30 2004, the Company had 25,801,367 potentially dilutive common shares as a result of warrants and options granted and convertible debt outstanding.

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Fingerprint Detection Technologies, Inc., and Sequiam Sports, Inc (the "Company"). All intercompany transactions and accounts have been eliminated.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

     SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting. As allowed by FAS 123, the Company has elected to account for stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the grant date, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant.

     The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. There were no stock options granted during the six months ended June 30, 2004. All stock options issued prior to this year have been fully vested. As such, pro forma net loss is equal to reported net loss.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     On October 1, 2002, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") entered into amended and restated employment agreements with the Company and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the years ended December 31, 2003 and 2002 and the six months ended June 30, 2004 and 2003, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO until April 30, 2004 when salary payments to them were resumed. None of the previously accrued salary amounts have been paid to either the CEO or the CFO.

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

     Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation ("Xerox") on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel gave proper notice of such termination in March 2001. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County State of Florida. The claim amount in controversy is approximately $1,574,000. The Company disputes these claims and believes them to be without merit. Because this matter is in very preliminary stages, management is unable to determine the likelihood of an unfavorable outcome and, accordingly, has not accrued any amount for potential losses in connection with this lawsuit.

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

     In connection with the acquisition of Brekel in July 2002, the Company reclassified production equipment acquired from Brekel that is no longer being used for operations to equipment held for disposal. During the six months ended June 30, 2004 and 2003, the Company recorded impairment losses of $40,706 and $75,000, respectively, to reduce the equipment to zero.

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

     On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest become due on January 30, 2005. The debt discount has been amortized over the original estimated life of the note of 36 months. Beginning in January 2004, the remaining unamortized debt discount is being amortized over twelve months. As of June 30 2004, the balance of the Note, net of the unamortized debt discount of $154,284 was $245,716 and is included in notes and debentures payable.

     On December 18, 2003, the Company entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued a warrant to the holder to purchase 200,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest is due six months from the date of the loan and was paid on June 18, 2004.

     On December 18, 2003, the Company entered into a loan agreement with Lee Harrison Corbin, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest is due six months from the date of the loan and was paid on June 18, 2004.

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

     The preceding information is summarized as follows at June 30 2004:

                                     Face       Debt     Carrying
                                    Amount    Discount    Amount
                                   --------  ----------  ---------
Promissory note - Lee Harrison
Corbin-Trustee for John
Svenningsen                        $400,000  $(154,284)  $ 245,716
Promissory note - Lee Harrison
Corbin-Trustee for John
Svenningsen                         400,000          -     400,000
Precision Partners and GE Capital   129,437                129,437

                                   -------------------------------
                                   $929,437  $(154,284)  $ 775,153
                                   ===============================

NOTE 7 - LOANS FROM SHAREHOLDERS

     On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Communications, Inc. (formerly Brekel Group, Inc.) $50,000. Interest is payable at 6%. As of June 30, 2004, the balance due under this loan was $50,000 payable on demand together with accrued interest of $1,250.

     Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to the Company and Sequiam Software, Inc. under demand notes. At June 30, 2004, the Company owed $270,450 on these notes, including accrued interest of $21,409. The notes bear interest at 2% per annum and are due on demand.

     Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company. At June 30, 2004, the Company owed $12,000 without interest or specific repayment terms.

     A shareholder not employed by the Company advanced $75,000 to the Brekel Group, Inc. on March 1, 2002. The terms of the demand note include interest payable at 6% and a right to convert the note to common stock at $1.00 per share. At June 30, 2004 the remaining principal balance was $39,393 and accrued interest was $-0-.

NOTE 8 - FORBEARANCE AGREEMENT

     Prior to our acquisition of the Brekel Group, Inc., effective July 1, 2001, the Brekel Group, Inc. entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Because we determined to cease Brekel's print and publishing operations before we acquired it, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. In April 2004, we entered into a new lease agreement and note payable with the landlord that supercedes and replaces the lease forbearance agreement entered into by the Brekel Group, Inc. effective July 1, 2002 prior to its acquisition by us.

     The new lease for 24,085 square feet is effective July 1, 2004 for a period of seventy-two months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to six percent per annum. Commencing on August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month.

     Rental expense for the three months ended June 30, 2004 and 2003 was $29,171 and $48,144, respectively and $62,305 and $74,636 for the six months ended June 30, 2004 and 2003, respectively. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows beginning July 1, 2004:

               Year     Rentals    Maturities
           ----------  ----------  -----------
           2004        $   74,848  $    93,514
           2005           190,555      234,181
           2006           206,262      248,624
           2007           210,483      263,959
           2008           214,808      280,239
           Thereafter     329,986      479,483
                       -----------------------
                       $1,226,942  $ 1,600,000
                       =======================

NOTE 9 - CONVERTIBLE DEBT

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

     Laurus also has the option to convert all or a portion of the Note into shares of the Company's common stock at any time, subject to specified limitations, at a fixed conversion price of $0.66 per share. The Note is secured by a first lien on all the Company's and its subsidiaries' assets. In connection with the Note, Laurus was paid a fee of $105,000 which is included in other assets as deferred loan costs and is being amortized over the life of the loan. Laurus received a six-year warrant to purchase up to 666,666 shares of the Company's common stock at prices ranging from $0.83 per share to $1.16 per share. A discount of $248,485 was recognized on the value of the warrants and is being amortized as interest expense over the life of the loan. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon conversion of the Note and the exercise of the warrant issued to Laurus.

     Laurus has committed to fund to the Company an additional $1.0 million under the financing arrangement on substantially similar terms as the initial $2.0 million funding, which additional $1.0 million will become available to the Company following its completion and/or achievement of certain conditions to funding, including, without limitation, certain performance benchmarks.

NOTE 10 - CAPITAL STOCK

     During the six months ended June 30, 2004, the Company issued 519,291 common shares for business advisory services valued at $177,261 based on the Company's quoted market price on the date of the related agreements.

     During the six months ended June 30, 2004, the Company sold an aggregate of 1,993,757 shares of its common stock to six accredited investors at an average price of $0.45 per share for net proceeds of $761,092. In connection with such sales, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

NOTE 11 - OPERATING SEGMENTS

     During the three month and six month periods ended June 30, 2003, the Company operated as a single operating segment, the Information Management Segment, as defined below.

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

     The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

     The table below presents certain financial information by business segment for the quarter ended June 30, 2004.

                     Information     Safety and                                 Consolidated
                     -----------     ----------                                 ------------
                     Management       Security     Segments Total    Corporate      Total
                     ----------       --------     --------------    ---------      ------
Revenue from
external
customers          $       24,955   $    33,233   $        58,188   $        -   $   58,188
Interest expense            8,030             -             8,030      127,198      135,228
Depreciation and
amortization               80,784        48,669           129,453            -      129,453
Segment profit           (508,205)      (61,710)         (569,915)    (424,425)    (994,340)
Segment
assets(1)               2,011,816       747,022         2,758,838      954,888    3,713,726

     The table below presents certain financial information by business segment for the six months ended June 30, 2004.

                   Information    Safety and                                   Consolidated
                   -----------    ----------                                   ------------
                   Management      Security    Segments Total    Corporate        Total
                   ----------      --------    --------------    ---------        -----
Revenue from
external
customers         $     70,139   $    63,114   $       133,253  $         -   $     133,253
Interest expense        18,225             -            18,225      405,043         423,268
Depreciation and
 amortization          172,996        97,338           270,304            -         270,304
Segment profit        (860,288)     (100,362)         (960,650   (1,132,425)     (2,093,075)

     (1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------


FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies. When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like our operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of the our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond the our reasonable control; the unfavorable outcome of litigation; and the ability to identify and consummate relationships with strategic partners. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in Management's Discussion and Analysis. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003; and (ii) financial liquidity and capital resources for six months ended June 30 2004. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this report.

     We are an information management, software and security technology company specializing in biological identification security systems and web-based application services for the business, education and travel industries. We report our operating results in two operating segments: (a) Safety and Security; and (b) Information Management.

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

     The following table shows the proportion of total revenues by segment in the three and six-month period ended June 30 2004.

          Period                  Safety and Security   Information Management     Total
          ------                  --------------------  -----------------------  --------
Three Months ended June 30, 2004  $             24,955  $                33,233  $ 58,188
                                  --------------------  -----------------------  --------

Six Months ended June 30, 2004    $             70,139  $                63,114  $133,253
                                  --------------------  -----------------------  --------

RESULTS  OF  OPERATIONS

     The following table sets forth information regarding our financial results for 2004 and 2003.

                                      Six Months Ended June 30,       %         Three Months Ended June 30,       %
                                   -------------------------------  -------  --------------------------------  --------
                                        2004             2003       Change        2004             2003         Change
                                   ---------------  --------------  -------  --------------  ----------------  --------
Revenue                            $      133,253   $     234,104    (43.1)  $      58,188   $       110,910     (47.5)
Operating Expenses                        250,164         278,804    (10.3)        125,798           136,941      (8.1)
Cost of BioVault sales                     38,925               -        -          35,354                 -         -
Selling, general and
administrative                          1,185,497       2,371,562    (50.0)        586,135         1,881,818     (68.9)
Depreciation and Amortization
Expense                                   282,422         197,871     42.7         129,453           115,032      12.5
(Gain) Loss on sale of assets and
Loss on impairment of equipment
held for sale                              40,560         116,439    (65.2)         40,560            (2,431)  (1768.4)
Interest Expense                          423,268          43,890    864.4         135,228            25,906     422.0
(Loss) Gain on Debt Settlement             (5,492)         37,315   (114.7)              -            37,315         -
Net Losses                         $   (2,093,075)  $  (2,737,147)   (23.5)  $    (994,340)  $    (2,009,041)    (50.5)


     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003. Unless otherwise noted, references to 2004 represent the six-month period ended June 30, 2004 and references to 2003 represent the six-month period ended June 30, 2003.

     REVENUES. Total revenue decreased by $100,851 or 43.1% to $133,253 in 2004, from $234,104 in 2003 because we have discontinued certain ancillary services such as web development, custom software development and dial up ISP services so that we may focus entirely on our core products. Software and license fee revenues were unchanged at $-0- for both 2004 and 2003. Revenues from consulting, custom software services, web development services and internet access and web-hosting services totaled $69,328 in 2004 and $234,104 in 2003, a decrease of 70.4%. Revenues from sales of the BioVaultTM were $38,925 in 2004 compared to $-0- in 2003. Revenues from the licensing of the Q300 (discussed below) were $25,000 in 2004 compared to $-0- in 2003. Revenues from the maintenance of our existing IRP customers were $5,200 in 2004 compared to $5,200 in 2003.

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

     During 2004, we entered into a pilot program for our IRP products with AlphaGraphics, Inc., an international chain of 320 print shops and entered into a trial program with a state community college and county school system. In addition, in 2004 we entered into a license agreement with Security Marketing Group, LLC ("SMG") for the Q300. SMG is required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold by them. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. We are currently in discussions with other companies for the license of our other biometric technology products.

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005.

     OPERATING EXPENSES. Operating expenses were $250,164 in 2004 and $278,804 in 2003, a decrease of $28,640 or 10.3 %. This decrease was primarily attributable to decreased expenses related to the Internet Service Provider operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,185,497 in 2004 and $2,371,562 in 2003, a decrease of $1,186,065 or 50 %. The reduction was due to non-recurring, non-cash charges for services incurred in 2003 of $1,547,895. We increased our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from the overall growth of our operations.

     Our total payroll was $551,512 for 2004 and $174,017 for 2003. This increase in payroll is attributable to our growth from 17 employees in 2003, to 24 employees in 2004, the return of corporate officers to the payroll in April 2004, and the hiring of three new executives. The addition of the employees has negatively impacted liquidity and cash flow for 2004. We can further expect that payroll will continue to negatively impact our liquidity and cash flow for the next six months as we attempt to bring our products to market. Once we establish a regular sales cycle for our software and biometric products we expect that the overall effect of payroll on our liquidity and cash flow will be minor because our ongoing support costs will be minimal compared to our development costs. Because we expect to distribute our products through value-added resellers and other resellers, we do not expect to increase personnel and related expenses as we go to market with our software.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $282,422 in 2004 and $197,871 in 2003, an increase of $84,551 or
42.7 %. This increase is attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc.,
Telepartners,  Inc.  and  Fingerprint  Detection  Technologies,  Inc.

     INTEREST EXPENSE. Interest expense was $423,468 in 2004 and $43,890 in 2003, an increase of $379,378 or 864.4 %. This increase is attributable to the increase in loans from shareholders, long-term debt, notes payable and debt discounts recorded on the notes payable.

     LOSS ON IMPAIRMENT AND SALES OF ASSETS AND GAIN ON DEBT SETTLEMENT. A loss of $40,706 was recognized on the remaining value of equipment held for resale.

     NET LOSSES. We incurred net losses of $2,093,075 in 2004 and $2,737,147 in 2003, a decrease of $644,072 or 23.5 %. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,759,446 together with $855,369 of additional losses on debt settlements, sales of assets and debt discount accretion incurred in 2003. We expect to incur additional net losses through the third and fourth quarter of 2004 as we introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter using proceeds from sales of our products. The Company presently requires sales of approximately $300,000 per month to provide a positive cash flow.

     QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003. Unless otherwise noted, references to 2004 represent the quarter period ended June 30, 2004 and references to 2003 represent the quarter period ended June 30, 2003.

     REVENUES. Total revenue decreased by $52,722 or 47.5 % to $58,188 in 2004, from $110,910 in 2003 because we have discontinued certain ancillary services such as web development, custom software development and dial up ISP services so that we may focus entirely on our core products. Software and license fee revenues were unchanged at $-0- for both 2004 and 2003. Revenues from consulting, custom software services, web development services and internet access and web-hosting services totaled $22,834 in 2004 and $110,910 in 2003, a decrease of 79.4%. Revenues from sales of the BioVaultTM were $35,354 in 2004 compared to $-0- in 2003. Revenues from the licensing of the Q300 (discussed below) were $25,000 in 2004 compared to $-0- in 2003. Revenues from the maintenance of our existing IRP customers were $5,200 in 2004 compared to $5,200 in 2003.

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

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005

     OPERATING EXPENSES. Operating expenses were $125,798 in 2004 and $136,941 in 2003, a decrease of $11,143 or 8.1 %. This decrease was primarily attributable to decreased expenses related to the Internet Service Provider operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $586,135 in 2004 and $1,881,818 in 2003, a decrease of $1,295,683 or 68.9 %. The reduction was due to non-recurring, non-cash charges for services incurred in 2003 of $1,547,895. We increased our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from the overall growth of our operations.

     Our total payroll was $342,518 for the quarter ended June 30, 2004 and $86,917 for the quarter ended June 30, 2003. This increase in payroll is attributable to our growth from 17 employees in 2003, to 24 employees in 2004, the return of corporate officers to the payroll in April 2004, and the hiring of three new executives. The addition of the employees has negatively impacted liquidity and cash flow for 2004. We can further expect that payroll will continue to negatively impact our liquidity and cash flow for the next six months as we attempt to bring our products to market. Once we establish a regular sales cycle for our software and biometric products we expect that the overall effect of payroll on our liquidity and cash flow will be minor because our ongoing support costs will be minimal compared to our development costs. Because we expect to distribute our products through value-added resellers and other resellers, we do not expect to increase personnel and related expenses as we go to market with our software.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $129,453 in 2004 and $115,032 in 2003, an increase of $14,421 or
12.5 %. This increase is attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc.,
Telepartners,  Inc.  and  Fingerprint  Detection  Technologies,  Inc.

     INTEREST EXPENSE. Interest expense was $135,228 in 2004 and $25,906 in 2003, an increase of $109,322 or 422.0 %. This increase is attributable to the increase in loans from shareholders, long-term debt, notes payable and debt discounts recorded on the notes payable.

     LOSS ON IMPAIRMENT AND SALES OF ASSETS AND GAIN ON DEBT SETTLEMENT. A loss of $40,706 was recognized on the remaining value of equipment held for resale.

     NET LOSSES. We incurred net losses of $994,340 in 2004 and $2,009,041 in 2003, a decrease of $1,014,701 or 50.5 %. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,759,446 together with $855,369 of additional losses on debt settlements, sales of assets and debt discount accretion incurred in 2003. We expect to incur additional net losses through the third and fourth quarter of 2004 as we introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter using proceeds from sales of our products. The Company presently requires sales of approximately $300,000 per month to provide a positive cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $1,697,594 for 2004, as a result of the net loss during the period of $2,093,075, offset by non-cash expenses of $737,468, increases in accrued shareholder salaries of $105,000 and net decrease in working capital items totaling $446,987.

     Net cash used for investing activities was $80,008 for 2004, due to purchases of equipment of $9,479 and cash paid for the acquisition of Access Orlando of $70,529.

     Net cash provided by financing activities was $2,507,508 for 2004. Proceeds from the notes payable accounted for $400,000, long-term debt $2,000,000 and sales of common stock accounted for $900,100 and were offset by commissions of $139,008 for net proceeds of $761,092. Payments of long-term debt used cash of $9,564 and repayments of notes and debentures and repayments of shareholder loans used cash of $644,020.

     Current liabilities of $3,372,522 exceed current assets of $895,168 by $2,477,354. Of that amount, $1,691,635 or 68.3% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities is $358,541 of accounts payable owed by the former Brekel Group, Inc. and are the subject of continued workout arrangements.

     Prior to our acquisition of the Brekel Group, Inc., effective July 1, 2001, the Brekel Group, Inc. entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Because we determined to cease Brekel's print and publishing operations before we acquired it, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. In April 2004, we entered into a new lease agreement and note payable with the landlord that supercedes and replaces the lease forbearance agreement entered into by the Brekel Group, Inc. effective July 1, 2002 prior to its acquisition by us.

     The new lease for 24,085 square feet is effective July 1, 2004 for a period of seventy-two months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to six percent per annum. Commencing on August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month.

     The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows beginning July 1, 2004:


            Year        Rentals     Maturities
           ----------  ----------  -----------
           2004        $   74,848  $    93,514
           2005           190,555      234,181
           2006           206,262      248,624
           2007           210,483      263,959
           2008           214,808      280,239
           Thereafter     329,986      479,483
                       -----------------------
                       $1,226,942  $ 1,600,000
                       =======================

     Since December 31, 2003, we sold securities in six separate private placements. As a result, we have received during the quarter ended June 30, 2004 total net proceeds of $761,092 and most of this amount is reflected as additional paid-in capital in our financial statements for the period ended June 30, 2004. We also received $400,000 of proceeds from a loan, and $2,000,000 from a secured convertible term note described below.

     On April 27, 2004, pursuant to a Securities Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note with Laurus Master Fund, Ltd. The note has a term of three years and accrues interest at an annual rate equal to the "prime rate" (4.25% at June 30, 2004) published in the Wall Street Journal plus 2%. The note is convertible into shares of our common stock at a conversion price of $0.66 per share.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as defined by Rules 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the "Exchange Act") that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     Sequiam Sports, Inc. entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Sequiam Sports, Inc. also entered into a Document Services Agreement ("Agreement") with Xerox Corporation on November 1, 1999, commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Sequiam Sports, Inc. may terminate the agreement without incurring any early termination charges. Brekel Group, Inc. gave proper notice of such termination in March 2001. On September 3, 2002, Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in Pinellas County Circuit Court, Civil Division. The amount in controversy is $1,573,668.85. We dispute these claims and believe them to be without merit.

     No other legal proceedings are currently pending or threatened against us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  EXHIBITS:

 2.1    Agreement and Plan of Merger.1
 2.2    Stock Exchange Agreement and Plan of Reorganization.2
 2.3    Asset Purchase Agreement.3
        Agreement and plan of acquisition between Fingerprint Detection Technologies, Inc., a Florida corporation,
 2.4    UTEK Corporation, a Delaware corporation, and Sequiam Corporation, Inc., a California corporation.4
 2.5    Asset Purchase Agreement with Smart Biometrics, Inc.5
 2.6    Asset  Purchase  Agreement  with  Telepartners,  Inc.6
        Stock  Exchange  Agreement  and  Plan  of Reorganization among Sequiam Corporation  and  the
 2.7    Shareholders  of Brekel Group, Inc., dated June 17,20027
 3.1    Articles of Incorporation (Charter Document).8
 3.2    Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002.9
 3.3    Bylaws.8
 3.4    Amendment to our Bylaws, dated July 18, 2002.10
        Developer's License Agreement, dated as of July 15, 2004, by and between Sequiam Corporation and
10.1    Blackboard, Inc. 11
21.1    Subsidiaries*
31.1    Certification of Nicholas H. VandenBrekel, Chief Executive Officer and President of Sequiam Corporation,
        pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
31.2    Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam
        Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
32.1    Certification of Nicholas H. VandenBrekel, Chief Executive Officer and President of Sequiam Corporation,
        pursuant to 18 U.S.C. Section 1350.*
32.2    Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam
        Corporation, pursuant to 18 U.S.C. Section 1350.*


(b) REPORTS ON FORM 8-K: THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDING JUNE 30 2004:


          Form 8-K filed on May 6, 2004, regarding a convertible debt transaction with Laurus Master Fund, Ltd. ("Laurus") providing up to $3.0 million in financing.

          Form 8-K filed on May 27, 2004, regarding a listing for trading on the Frankfurt Stock Exchange under the symbol RSQ.

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

7 Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2002.

8 Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 13, 2000.

9 Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 20, 2002.

10 Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2002.

11 Incorporated by reference from our Form SB-2/A, filed with the Securities and Exchange Commission on July 29, 2004.

SIGNATURES
----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEQUIAM CORPORATION


Date:  August 16, 2004

By:  /s/  Nicholas H. VandenBrekel
----------------------------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer and President


By:  /s/ Mark L. Mroczkowski
----------------------------------------------------------------------
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer