Form 10KSB/A
period 2003-12-31
SEQUIAM CORP
filed 2004-11-05
CIK 1123606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2
                         (AMENDING PART II-ITEMS 6 & 7)

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

--------------------------------------------------------------------------------
                                EXPLANATORY NOTE
This Amendment No. 2 on Form 10-KSB/A is being filed to amend Part II, Items 6 & 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 14, 2004 (the "Original 10-KSB"). This Amendment No. 2 updates only the information regarding the Company's Management's Discussion and Analysis in Part II, Item 6 and the Company's Financial Statements in Part II, Item 7. This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-KSB, and does not reflect events occurring after the filing of the Original 10-KSB. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-KSB.

--------------------------------------------------------------------------------

                                     PART II

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

REVENUES

     We derive or plan to derive our revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements; and (iv) Internet access and web hosting services. As of December 31, 2003, we have not yet generated revenue from the sale and licensing of our software products. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. However, for arrangements extending beyond all normal and customary terms, software license revenue is recognized as payments from customers become due, provided all other software revenue recognition criteria have been met. Custom software services and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue increased by $27,700 or 8% to $386,170 for the year ended December 31, 2003, from $358,470 for the year ended December 31, 2002.

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

COSTS OF SERVICES AND PRODUCT SALES

     Costs of services and product sales increased by $645,190 (151%), from $427,541 for the year ended December 31, 2002 to $1,072,731 for the year ended December 31, 2003. Depreciation and amortization increased by $320,150 (241%), from $132,718 in 2002 to $452,868 in 2003, as a result of depreciation on equipment acquired from Brekel, WMW Communications and Smart Biometrics; and amortization of intellectual properties from WMW

Communications, Smart Biometrics, and Telepartners and Fingerprint Detection Technologies. We see no upward trend in this cost as we have the infrastructure needed to carry on our business.

     Other cost of services and product sales increased $325,040 (110%) from $294,823 in 2002 to $619,863 in 2003, due to the expansion of the development staff from twelve in 2002 to twenty-two in 2003. This expansion of staff was needed to expand our products and services and to keep pace with new industry developments and the continued need to improve features and functionality of the Sequiam products.

SELLING, GENERAL AND ADMINISTRATIVE

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

     Rental expense for the year ended December 31, 2003 and 2002 was $125,508 and $376,118 respectively. The minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

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

ITEM 7  FINANCIAL STATEMENTS


                  INDEX TO CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Reports of Independent Registered Certified Public Accounting Firm. .F-2 and F-3

Consolidated Financial Statements for the Years
     Ended December 31, 2003 and 2002:
     Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4
     Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .F-5
     Statements of Shareholders' Deficit. . . . . . . . . . . . . . . . . . .F-6
     Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .F-7
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .F-8

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
  Sequiam Corporation:

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/S/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.



Orlando, Florida
March 19, 2004

                              SEQUIAM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                      --------------------------
                                                                          2003          2002
                                                                      --------------------------
Assets:
Current assets
    Cash                                                              $   151,450   $    85,922
    Receivables, net of allowance for bad debts of $3,000 and $5,000        7,047        41,141
    Prepaid expenses                                                       21,067             -
    Equipment held for sale                                                40,706       177,080
                                                                      --------------------------
Total current assets                                                      220,270       304,143
                                                                      --------------------------

Property and equipment, net                                             1,174,866     1,375,398
Software development costs, net                                           108,916       131,939
Acquired software, net                                                    230,400       288,000
Intellectual properties, net                                              985,645             -
Deposits and other assets                                                  22,788         7,800
                                                                      --------------------------
Total assets                                                          $ 2,742,885   $ 2,107,280
                                                                      ==========================

Liabilities and shareholders' deficit
Current liabilities:
    Amount due for acquisition                                        $    70,529   $   288,457
    Notes and debentures payable                                          592,322             -
    Accounts payable                                                      573,860       646,331
    Accrued expenses                                                      181,301        64,783
    Current portion of long-term debt                                      95,131             -
    Loans from shareholders                                               695,300       795,450
    Accrued shareholders' salaries                                      1,214,792       854,792
                                                                      --------------------------
Total current liabilities                                               3,423,235     2,649,813
                                                                      --------------------------

Long-term debt                                                          1,175,933     1,291,092
                                                                      --------------------------
Total liabilities                                                       4,599,168     3,940,905
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
                                                                      ==========================

See accompanying notes to consolidated financial statements

                        SEQUIAM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED DECEMBER 31,
                                                               2003         2002
                                                           ------------  -----------

Revenues
  Services                                                 $   338,550      358,470
  Product sales                                                 47,620            -
                                                           ------------  -----------

  Total revenues                                               386,170      358,470
                                                           ------------  -----------

Costs and expenses:
  Cost of services                                             935,184      427,541
  Cost of product sales                                        137,547            -
  Selling, general and administrative                        3,448,502    1,056,943
  Loss on sale of equipment                                     18,304       10,977
  Loss on impairment of equipment held for sale                 75,000            -
  Loss on debt settlement                                       93,158            -
                                                           ------------  -----------

  Total costs and expenses                                   4,707,695    1,495,461
                                                           ------------  -----------

  Loss from operations                                      (4,321,525)  (1,136,991)

  Interest expense                                            (368,663)     (21,741)
                                                           ------------  -----------

            Net loss                                       $(4,690,188)  (1,158,732)
                                                           ============  ===========

Net loss per common share:
  Basic and diluted                                        $     (0.12)       (0.04)
                                                           ============  ===========

Shares used in computation of net loss per common share -
  Basic and diluted weighted average shares outstanding     38,285,976   29,350,902
                                                           ============  ===========

See accompanying notes to consolidated financial statements

                                            SEQUIAM CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                           Years Ended December 31, 2003 and 2002

                                              Common Shares
                                         ----------------------
                                                                  Additional        Stock
                                            Shares       Par        Paid-in      Subscription    Accumulated
                                         Outstanding    Value       Capital       Receivable       Deficit         Total
                                         -----------------------------------------------------------------------------------
Balance at December 31, 2001              24,233,000    24,233              -          (2,000)      (752,921)      (730,688)
Transfer agent error                          17,000        17            (17)              -              -              -
Payment of share subscription
   receivable                                      -         -              -           2,000              -          2,000
Common shares issued for acquisition
   of Brekel on July 19, 2002             12,153,261    12,153     13,563,040               -              -     13,575,193
Constructive dividend to Brekel
   shareholders                                    -         -    (13,579,747)              -              -    (13,579,747)
Repurchase and retirement of shares       (1,000,000)   (1,000)             -               -              -         (1,000)
Common shares issued for services             59,348        60         59,289               -              -         59,349
Net loss                                           -         -              -               -     (1,158,732)    (1,158,732)
                                         -----------------------------------------------------------------------------------
Balance at December 31, 2002              35,462,609   $35,463   $     42,565   $           -   $ (1,911,653)  $ (1,833,625)
Correction of transfer agent error           (17,000)      (17)            17               -              -              -
Sale of common shares                      3,555,638     3,555      1,036,946               -              -      1,040,501
Common shares issued for services          2,318,500     2,319      1,757,127               -              -      1,759,446
Warrants issued in connection with loan
   agreement                                       -         -        550,000               -              -        550,000
Common shares issued in connection
   with loan agreement                        75,000        75         29,925               -              -         30,000
Common shares issued for acquisition
   of WMW Communications, Inc.               318,471       318        149,682               -              -        150,000
Common shares issued for acquisition
   of Smart Biometrics, Inc.               1,500,000     1,500        748,500               -              -        750,000
Common shares issued for acquisition
   of Telepartners, Inc.                     165,000       165        149,768               -              -        149,933
Common shares issued for acquisition
   of Fingerprint Detection
   Technologies, Inc                         485,000       485        237,165               -              -        237,650
Net loss                                           -         -              -               -     (4,690,188)    (4,690,188)
                                         -----------------------------------------------------------------------------------
Balance at December 31, 2003              43,863,218   $43,863   $  4,701,695               -   $ (6,601,841)  $ (1,856,283)
                                         ===================================================================================

See accompanying notes to consolidated financial statements

                               SEQUIAM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year ended December 31,
                                                                            2003          2002
                                                                        ------------  ------------
Cash flows from operating activities:
Net loss                                                                $(4,690,188)  $(1,158,732)
Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                                           452,868       132,718
    Accretion of debt discount                                              322,322             -
    Loss on sale of equipment                                                18,304        10,977
    Loss on impairment of equipment held for sale                            75,000             -
    Loss on debt settlement                                                  93,158             -
    Issuance of common stock in exchange for services                     1,759,446        59,349
    Operating disbursements paid by related party                                 -        89,440
    Decrease in receivables                                                  36,094        67,308
(Decrease) increase in allowance for bad debts                               (2,000)        5,000
    (Increase) decrease in prepaid expenses, deposits and other assets      (36,055)        2,625
    (Decrease) increase in accounts payable                                 (15,628)      100,990
    Increase in accrued shareholders salaries                               360,000       601,792
    Decrease in other accrued expenses                                      (48,700)     (189,678)
                                                                        --------------------------
Net cash used for operating activities                                   (1,675,379)     (278,211)
                                                                        --------------------------
Cash flows from investing activities:
    Equipment purchases                                                           -       (11,005)
    Proceeds from sale of equipment                                          42,568       103,351
    Payment for acquisition of WMW Communications                           (67,928)      (11,543)
    Software development costs capitalized                                   (4,206)      (51,705)
                                                                        --------------------------
Net cash (used in) provided by investing activities                         (29,566)       29,098
                                                                        --------------------------
Cash flows from financing activities:
    Proceeds from sales of common stock                                   1,040,501             -
    Increase in notes and debentures payable                                750,000             -
    Proceeds from shareholder loans                                               -       669,500
    Payments on shareholder loans                                                 -      (321,000)
    Payment of stock subscription receivable                                      -         2,000
    Repayment of long-term debt                                             (20,028)      (14,465)
    Repurchase common shares                                                      -        (1,000)
                                                                        --------------------------
Net cash provided by financing activities                                 1,770,473       335,035
                                                                        --------------------------
Increase in cash                                                             65,528        85,922
Cash, beginning of period                                                    85,922             -
                                                                        --------------------------
Cash, end of period                                                     $   151,450   $    85,922
                                                                        ==========================

See accompanying notes to consolidated financial statements

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended December 31, 2003 and 2002

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

SOFTWARE DEVELOPMENT COSTS

     Costs incurred to establish technological feasibility of computer software products are research and development costs and are charged to expense as incurred. No such costs were expensed during the years ended December 31, 2003 and 2002. Costs of producing product masters subsequent to technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to the customers. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the products or the gross revenue ratio method, whichever results in the greater amount of amortization. No amortization was recorded for the year ended December 31, 2002 as no software had yet been released to customers and no revenue had been earned. Amortization expense of $27,229 was recorded for the year ended December 31, 2003.

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

INTELLECTUAL PROPERTIES

     In connection with the acquisitions of Smart Biometrics, Inc, Telepartners, Inc. and Fingerprint Detection Technologies, Inc., the Company acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values of $700,000, $160,000 and $237,650, respectively, for a total of $1,097,650 representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired intellectual properties are being amortized over their expected useful lives of five years.

REVENUE RECOGNITION

The Company derives or plans to derive revenues from four sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements; and (iv) Internet access and web hosting services. As of December 31, 2003, the Company has not yet generated revenues from the sale or licensing of software products. Software license revenue will be recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are deemed reasonably estimable. However, for arrangements extending beyond our normal and customary terms, software license revenue is recognized as payments from customers become due, provided all other software revenue recognition criteria have been met. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Custom software services and small web development services are typically performed over a period ranging from a few days to a few weeks and revenues are recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from the customers in advance of amounts earned will be deferred and recorded as a liability.

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

     The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's Plan been determined based on the fair value at the grant date, as prescribed by FAS 123, the Company's net income and earnings per share would have been as follows:

                                                   2003
                                               ------------
          Net loss - as reported               $(4,690,188)
          Net loss - pro forma                 $(6,332,464)
          Basic and diluted EPS - as reported  $      (.12)
          Basic and diluted EPS - pro forma    $      (.17)

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

MANAGEMENT'S PLANS

     As of December 31, 2003, the Company has a working capital deficit and has incurred significant losses from operations since its inception. Senior management of the Company, owning approximately 64% of the outstanding shares of common stock of the Company as of December 31, 2003, has represented its positive intent and ability to fund the operations, including debt service payments, of Sequiam Corporation and Subsidiaries on an as needed basis through January 1, 2005. Additionally, Management is seeking to obtain working capital through convertible debt arrangements (See Notes 12 and 15) and the continued sale of its stock.

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

NOTE 2 - PROPERTY AND EQUIPMENT

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

NOTE 3 - INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31, 2003:

                             Weighted-average    Gross                       Net
                               Amortization     Carrying    Accumulated    Carrying
Amortized Intangible Assets       period         Amount    Amortization     Amount
---------------------------  ----------------  ----------  -------------  ----------

Software Development costs                  5  $  136,145  $      27,229  $  108,916
Acquired software                           5     288,000         57,600     230,400
Intellectual properties                     5   1,097,650        112,005     985,645
                                               -------------------------------------
                                               $1,521,795  $     196,834  $1,324,961
                                               =====================================

     Amortization expense totaled $196,834 and $-0- during 2003 and 2002, respectively.

     The estimated future amortization expense for each of the five succeeding years is as follows:

               Year ending
               December 31,
               ------------
                   2004          $304,359
                   2005           304,359
                   2006           304,359
                   2007           304,359
                   2008           107,525

NOTE 4 - NOTES AND DEBENTURES PAYABLE

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

     In connection with the Accord and Satisfaction, the Company recognized a loss on debt settlement of approximately $106,250 in the first quarter of 2004. The $106,250 loss on debt settlement is a result of the $50,000 additional obligation incurred and the write off of the existing $56,250 debt discount.
The $51,000 value of the restricted common stock issued was recorded as interest expense upon issuance.

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

The preceding information is summarized as follows at December 31, 2003:

                                                           FACE      DEBT     CARRYING
                                                          AMOUNT   DISCOUNT    AMOUNT
                                                         ------------------------------
Promissory note - Lee Harrison Corbin                    $ 50,000         -   $  50,000

Promissory note - Lee Harrison Corbin-Trustee for John
Svenningsen                                               100,000         -     100,000

10% Convertible Debenture-Eagle Funding, LLC, 10%         150,000   (30,000)    120,000

Promissory note - Lee Harrison Corbin-Trustee for John
Svenningsen                                               400,000  (133,928)    266,072

8% Convertible Debenture-La Jolla Cove Investors          150,000   (93,750)     56,250
                                                         ------------------------------

                                                         $850,000  (257,678)  $ 592,322
                                                         ==============================

NOTE 5 - LOANS FROM SHAREHOLDERS

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

NOTE 6 - INCOME TAXES

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

                                                             Years ended December 31,
                                                                2003         2002
                                                            ------------  ------------
Income tax benefit computed at the federal statutory rate   $(1,594,800)  $  (394,100)
Deferred tax asset acquired                                     204,700    (2,935,200)
State income tax benefit, net of federal benefit               (148,300)     (355,300)
Increase in valuation allowance                               1,538,400     3,684,600
                                                            --------------------------
Income tax expense (benefit)                                $         -   $         -
                                                            ==========================

     The components of the deferred income tax asset are as follows at December 31,

Deferred tax assets:                 2003          2002
                                 ------------  ------------
Accrued shareholder salaries     $   457,100   $   321,700
Deferred lease obligation            336,100       336,100
Net operating loss carryforward    4,704,800     3,301,800
Valuation allowance               (5,498,000)   (3,959,600)
                                 --------------------------
Net deferred tax assets          $         -   $         -
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

NOTE 7 - LONG-TERM DEBT AND LEASE COMMITMENT

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

NOTE 8 - CAPITAL STOCK

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

     On February 6, 2003, Sequiam Corporation sold an aggregate of 285,714 shares of its common stock to one accredited investor at a price of $0.70 per share for proceeds of $200,002, less a commission of $20,000 for net proceeds of $180,002. 266,667 of these shares were issued in the first quarter of 2003 and the remaining shares were issued in the first quarter of 2004. On April 22, June 19, and September 15, 2003, Sequiam Corporation sold an aggregate of 1,000,000 shares of its common stock to this same accredited investor at a price of $0.50 per share for proceeds of $400,000, less a commission of $40,000 for net proceeds of $360,000. Sequiam Corporation also granted warrants to this accredited investor to purchase: 857,142 shares of its common stock at $1.00 exercisable through February 6, 2007; one million shares of its common stock at $0.75 exercisable through April 25, 2007; 20,000 shares of its common stock at $1.25 exercisable through June 1, 2007; one million shares of its common stock at $0.75 exercisable through June 23 2007; two million shares of its common stock at $0.75 exercisable through September 30, 2007; and one million shares of its common stock at $0.50 exercisable through December 15, 2008. On December 15, 2003 Sequiam sold 882,353 shares to this investor at a price of $0.17 per share for proceeds of $150,000, less a commission of $15,000 for net proceeds of $135,000. In connection with that sale Sequiam granted warrants to this accredited investor to purchase 2,647,059 shares of its common stock at $0.17 exercisable through December 14, 2007. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. This investor represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

     During the first quarter of 2003, the Company issued 318,471 shares of common stock valued at $150,000 in connection with its acquisition of W.M.W. Communications, Inc.

     During the second quarter of 2003, the Company agreed to issue 1,553,500 shares for investment banking, investor and public relations, and employee services valued at $1,366,895. The 1,553,500 shares were issued in July 2003.

     The Company also agreed in the second quarter of 2003 to issue 1,500,000 shares valued at $750,000 for the acquisition of the assets of Smart Biometrics, Inc. on May 9, 2003, and 165,000 shares valued at $149,993 for the acquisition of the assets of Telepartners, Inc. on June 1, 2003. Those shares were all issued in July 2003.

     On September 11, 2003, Sequiam agreed to issue 485,000 shares valued at $237,650 for the acquisition of 100% of the issued and outstanding shares of Fingerprint Detection Technologies, Inc. The value of the shares was included in current liabilities as stock subscriptions payable at September 30, 2003 and the shares were issued in November 2003.

     During the third quarter of 2003 Sequiam sold an aggregate of 327,500 common shares to four individual accredited investors at a prices ranging from $0.40 to $0.50 per share for net proceeds of $157,500. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.
Also, in connection with these common stock sales, Sequiam Corporation granted two warrants to purchase 500,000 shares of its common stock at $0.75 exercisable through July 24, 2008.

     During the fourth quarter of 2003 the Company sold an aggregate of 444,118 common shares to four individual accredited investors at a prices ranging from $0.17 to $0.67 per share for net proceeds of $150,000. The Company also issued a Warrant to one of these accredited investors to purchase 1,000,000 shares of common stock at $0.50 per share. In connection with such sales, Sequiam Corporation relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

     During the fourth quarter of 2003 the Company agreed to issue 465,000 shares for investment banking, investor and public relations, valued at $131,500. The Company also issued 75,000 shares valued at $30,000 in connection with a loan agreement.

     A summary of the foregoing is as follows:

                          Shares    Fair Value  Average price
                         ---------  ----------  --------------

Stock for services       2,318,500   1,759,446  $         0.76

Stock sales              2,949,685   1,040,502  $         0.29

Stock for acquisitions   2,468,471   1,437,583  $         0.58

Stock for debt discount     75,000      30,000  $         0.40

     In connection with the foregoing stock issuances, the Company granted warrants for 10,674,201 shares of stock at an average exercise price of $0.60, which would yield net proceeds to the Company of $6,357,142 if all of the warrants were exercised. The warrants expire at various dates ranging from June 1, 2004 through November 25, 2008.

NOTE 9 - EMPLOYEE STOCK INCENTIVE PLAN

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

                                                        Weighted
                                           Number        Average
                                          of Shares  Exercise Price
                                          ---------  ---------------
Granted during 2003                       9,660,500  $         0.186
Exercised during 2003                           -0-              -0-
Canceled during 2003                            -0-              -0-
                                          ---------
Outstanding at December 31, 2003          9,660,500  $         0.186
                                          =========

Exercisable at December 31, 2003          9,660,500  $         0.186
                                          =========

Available for grant at December 31, 2003    339,500
                                          =========

The following table summarizes the stock options outstanding and exercisable at December 31, 2003:

                             Outstanding                       Exercisable
                 -------------------------------------------------------------------
                             Weighted-
                              Average
                             Remaining      Weighted-                   Weighted-
                 Number of  Contractual      Average      Number of      Average
Exercise Price    Options      Life      Exercise Price    Options   Exercise Price
---------------  ---------  -----------  ---------------  ---------  ---------------
0.17            9,660,500     10 Years  $         0.186  9,660,500  $         0.186

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

     On February 1, 2004 Brekel entered into a settlement agreement with Precision Partners, LTD for disputed rents on a facility formerly occupied by Brekel by agreeing to pay $80,000 in 24 monthly installments of $3,510 including interest at 5%. The $150,000 total for both settlements is included in accrued expenses and loss on debt settlement at December 31, 2003.

     Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement ("Agreement") with Xerox Corporation ("Xerox") on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel gave proper notice of such termination in March 2001. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County, State of Florida. The amount in controversy is approximately $1,574,000. The Company disputes these claims and believes them to be without merit. Because this matter is in very preliminary stages, management is unable to determine the likelihood of an unfavorable outcome and, accordingly, has not accrued any amount for potential losses in connection with this lawsuit.

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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  Year ended December 31,
                                                                                      2003       2002
                                                                                   ---------  -----------

Supplemental cash flow information:
-----------------------------------
Cash paid for interest                                                             $  33,446  $    11,563

Non-cash investing and financing activities:
--------------------------------------------
Disbursements paid by related party for operating and investing activities                 -  $    89,440

Common shares issued for acquisition of Brekel Group, Inc.                                 -  $13,575,193

Net liabilities acquired from Brekel Group, Inc.                                           -  $     4,554

Return of leased equipment and capital lease obligation                                    -  $ 1,656,009

Amount due for assets acquired from WMW Communications, Inc.                               -  $   288,457

Common shares issued for acquisition of WMW Communications, Inc. assets            $ 150,000            -

Common shares issued for acquisition of Smart Biometrics, Inc. assets              $ 750,000            -

Common shares issued for acquisition of Telepartners, Inc. assets and liabilities
assumed                                                                            $ 149,933            -

Common shares issued for acquisition of Fingerprint Detection Technologies, Inc.   $ 237,650            -

Original issue discount on debt                                                    $ 580,000            -

NOTE 12 - SUBSEQUENT EVENTS

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

     On February 6, 2004, the Company entered into a license agreement with Security Marketing Group, LLC whereby Security Marketing Group, LLC was granted a license to manufacture and sell a high-tech, biometric, fingerprint-recognition storage device, known as the Sequiam Q300 (the "Q300") developed by the Company. Security Marketing Group, LLC is required to pay to Sequiam a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the Agreement, and the balance on or before December 31, 2004. In addition to the license fee, Security Marketing Group, LLC is required to pay Sequiam monthly a royalty of $20.00 for every unit sold by Security Marketing Group, LLC. Sequiam also receives a non-dilutive 10% interest in SMG as part of the license agreement.

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

     The Note will be secured by all of the assets of the Company. The Company shall reduce the principal Note amount by 1/33rd per month starting 90 days after closing, payable in cash or registered stock. If such amortization is in cash, the payment will be at 102% of the monthly principal amortization amount. If the Investor converts any stock prior to any monthly amortization payment, those conversions will be credited toward the next monthly principal amortization and interest payment due. Any conversions above the monthly principal amortization and interest payment due amount will be credited towards future required payments. The Investor will convert the principal amortization and interest payments through common stock if the market price for the stock at the time of payment is 15% above the fixed conversion price.

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

NOTE 14 - FINANCING TRANSACTIONS (UNAUDITED)

     On April 27, 2004, we closed a convertible debt transaction with Laurus Master Fund, Ltd. providing up to $3.0 million in financing. Under the arrangement, we delivered to Laurus a secured convertible term note, bearing interest at the Wall Street Journal Prime rate plus 2%, in the initial amount of $2.0 million, convertible into the our common stock and a warrant to purchase up to 666,666 shares of our common stock.

     The note has a term of three years. Interest shall be payable monthly in arrears commencing on June 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on August 2, 2004, at the rate of $60,606.

     The interest rate under the note is subject to adjustment on a month by month basis if specified conditions are met (including that the common stock underlying the conversion of the Note and the warrant issued to Laurus are registered with the U.S. Securities and Exchange Commission and whether and to what extent the market price of our common stock for the five (5) trading days preceding a particular determination date exceeds (or is less than) the fixed conversion price applicable to the Note).

     Laurus also has the option to convert all or a portion of the note into shares of our common stock at any time, subject to specified limitations, at a fixed conversion price of $0.66 per share. The note is secured by a first lien on all of our and our subsidiaries' assets. In connection with the note, Laurus was paid a fee of $105,000 and received a six-year warrant to purchase up to 666,666 shares of the Company's common stock at prices ranging from $0.83 per share to $1.16 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. We also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon conversion of the note and the exercise of the warrant issued to Laurus. If we do not meet this deadline, we are required to pay an amount in cash, as liquidated damages, and not as a penalty, equal to 2.0% or $40,000 for each thirty day period (prorated for partial periods) on a daily basis of the original principal amount of the secured convertible term note. The liquidated damages will be paid every thirty days until this registration statement is declared effective by the SEC.

     Laurus has committed to fund to us an additional $1.0 million under the financing arrangement on substantially similar terms as the initial $2.0 million funding, which additional $1.0 million will become available to us following our completion and/or achievement of certain conditions to funding, including, without limitation, certain performance benchmarks.

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

     On August 19, 2004, the Company entered into an exclusive three-year agreement with the National Rifle Association of America to deploy and integrate Book It, Rover! Under the terms of the agreement, the Company will collect travel operator commissions and provide a quarterly affinity royalty to the National Rifle Association of America based on the total amount of travel volume. In addition, the Company must pay the National Rifle Association of America a minimum royalty of $140,000 per year.

     On September 7, 2004, the Company entered into a loan agreement with Eagle Funding, LLC of Chattanooga, Tennessee. The terms of the financing are summarized below.

     The Company delivered to Eagle Funding a promissory note, bearing interest at 8%, in the amount of $200,000. In connection with the promissory note, Eagle Funding received a warrant to purchase up to 400,000 shares of the Company's common stock at an exercise price of $0.66 per share. The warrant is exercisable by Eagle Funding at anytime during the period beginning on September 7, 2004 and expiring on September 7, 2009. As of the date of this registration statement, Eagle Funding has not exercised its warrant.

     Under the terms of the promissory note, the Company is obligated to remit payment of the outstanding principal balance, any accrued unpaid interest and other amounts due under the promissory note on the date that is the earlier of:
(a) six months from the date of the promissory note; or (b) the date that the Company receives $1 million pursuant to that certain incremental funding side letter with Laurus Master Fund, Ltd. Until the Company pays off the promissory note, in the event that the Company files a registration statement with the U.S. Securities and Exchange Commission registering any of its debt or equity securities in a public offering, it has agreed to include in such registration statement the shares issuable upon the exercise of the warrant. The principal balance of the promissory note bears 8% interest from the date received, which is scheduled to be paid every 30 days until paid in full. The interest will be calculated on the basis of a 360 day year.

     On September 30, 2004, the Company entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen. The terms of the financing are summarized below.

     The Company delivered to Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, a promissory note, bearing interest at 5%, in the amount of $500,000. In connection with the promissory note, Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, received a warrant to purchase up to 1,300,000 shares of the Company's common stock at an exercise price of $0.66 per share. The warrant is exercisable by Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, at anytime during the period beginning on September 30, 2004 and expiring on September 30, 2009. As of the date of filing this registration statement, Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, has not exercised its warrant.

     Under the terms of the promissory note, the Company is obligated to remit payment of the outstanding principal balance, any accrued unpaid interest and other amounts due under the promissory note by March 31, 2005. In the event that, from the period beginning on September 30, 2004 and continuing for a period of twelve months thereafter, the Company files a registration statement with the U.S. Securities and Exchange Commission registering any of its debt or equity securities in a public offering, it has agreed to include in such registration statement the shares issuable upon the exercise of the warrant. The principal balance of the promissory note bears 5% interest from the date received, which is scheduled to be paid every 30 days until paid in full. The interest will be calculated on the basis of a 365 day year.

     On September 30, 2004, the Company entered into a loan agreement with Lee Harrison Corbin, directly. The terms of the financing are summarized below.

     The Company delivered to Lee Harrison Corbin a promissory note, bearing interest at 5%, in the amount of $75,000. In connection with the promissory note, Lee Harrison Corbin received a warrant to purchase up to 195,000 shares of the Company's common stock at an exercise price of $0.66 per share. The warrant is exercisable by Lee Harrison Corbin at anytime during the period beginning on September 30, 2004 and expiring on September 30, 2009. As of the date of filing this registration statement, Lee Harrison Corbin has not exercised the his warrant.

     Under the terms of the promissory note, the Company is obligated to remit payment of the outstanding principal balance, any accrued unpaid interest and other amounts due under the promissory note by March 31, 2005. In the event that, from the period beginning on September 30, 2004 and continuing for a period of twelve months thereafter, the Company files a registration statement with the U.S. Securities and Exchange Commission registering any of its debt or equity securities in a public offering, it has agreed to include in such registration statement the shares issuable upon the exercise of the warrant. The principal balance of the promissory note bears 5% interest from the date received, which is scheduled to be paid every 30 days until paid in full. Such interest will be calculated on the basis of a 365 day year.

     Effective October 27, 2004, the Company entered into an Amendment and Waiver to Securities Purchase Agreement and Related Agreements (Amendment) with Laurus amending the following agreements previously entered into by the Company and Laurus on April 27, 2004: (a) the Securities Purchase Agreement; (b) Secured Convertible Term Note (the "Note"); (c) the Common Stock Purchase Warrant (the "Warrant"); and (d) the Registration Rights Agreement.

     Pursuant to the Amendment, Laurus also: (a) waived the Company's technical default of Section 6.12(f) of the Securities Purchase Agreement; and (b) in satisfaction of due and unpaid fees of approximately $49,000 incurred by the Company for failing to cause its registration statement registering the shares underlying the Note and the Warrant to be declared effective by the SEC by August 30, 2004, the Company issued to Laurus a warrant to purchase 470,000 shares of the common stock of the Company at an exercise price of $0.33 per share.

     Pursuant to the Amendment, Laurus will not require the Company to make principal or interest payments under the Note until May 2, 2005. Thereafter, the Company will pay Laurus $75,758 per month, together with any accrued and unpaid interest, until the Maturity Date of the Note. The Note was further amended by decreasing the Fixed Conversion Price of the Note from $0.66 per share to $0.33 per share.

     The Securities Purchase Agreement was amended to permit the Company to incur unsecured subordinated indebtedness in the aggregate principal amount not to exceed $1,025,000, so long as such indebtedness is subordinated to the Company's debt to Laurus. The $775,000 in additional financings, as more fully described in: (a) the Form 8-K filed with the SEC on September 13, 2004; and (b) the Form 8-K filed with the SEC on October 4, 2004, is included in this amount.

     The Warrant was amended by decreasing the Exercise Price of the Warrant as follows: (a) $0.41 for the first 222,222 shares; (b) $0.50 for the next 222,222 shares; and (c) $0.58 for any additional shares acquired under the Warrant.

     The Registration Rights Agreement was amended to lengthen the date that the Company's registration statement registering the shares underlying the Note and each of the Warrants must be declared effective by the Securities and Exchange Commission from August 30, 2004 to December 19, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: November 5, 2004

By: /s/ Nicholas H. VandenBrekel
---------------------------------------------------
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 5, 2004

By: /s/ Nicholas H. VandenBrekel
---------------------------------------------------
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

Date: November 5, 2004

By: /s/ Mark L. Mroczkowski
---------------------------------------------------
Mark L. Mroczkowski, Senior Vice President and
Chief Financial Officer