Form 10QSB/A
period 2004-03-31
SEQUIAM CORP
filed 2004-11-05
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
                         (Amending Part I - Items 1 & 2)
(Mark One)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional  Small Business Disclosure Format (Check one):  Yes [ ]  No [X]
================================================================================

--------------------------------------------------------------------------------

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed to amend Part I, Items 1 and 2 of the Company's Quarterly Report on Form 10-QSB for the three months ended March 31, 2004, filed on May 17, 2004 (the "Original 10-QSB"). This Amendment No. 1 updates only the information regarding the Company's Financial Statements in Part I, Item 1 and the Company's Management's Discussion and Analysis in Part I, Item 2. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION
-----------------------------

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

                           SEQUIAM CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2004             2003
                                                              ---------------  ---------------
Revenues
      Services                                                $    45,184.00          123,194
      Product sales                                                   29,880                -
                                                              ---------------  ---------------

      Total revenues                                                  75,064          123,194
                                                              ---------------  ---------------

Costs and expenses:
      Cost of services                                               216,724          224,703
      Cost of product sales                                           64,123                -
      Selling, general and administrative                            599,420          631,685
      Loss on sale of equipment                                            -           43,870
      Loss on debt settlement                                          5,492           75,000
                                                              ---------------  ---------------

      Total costs and expenses                                       885,759          975,258
                                                              ---------------  ---------------

      Loss from operations                                          (810,695)        (852,064)

      Interest income
      Interest expense                                              (288,040)         (17,986)
                                                              ---------------  ---------------

Net loss                                                      $(1,098,735.00)        (870,050)
                                                              ===============  ===============

Net loss per common share:
      Basic and diluted                                       $        (0.02)           (0.02)
                                                              ===============  ===============

Shares used in computation of net loss per common share -
      Basic and diluted weighted average shares outstanding       44,917,334       35,640,120
                                                              ===============  ===============

See accompanying notes to condensed consolidated financial statements.

                                  SEQUIAM CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    Three months Ended March 31, 2004
                                               (Unaudited)

--------------------------------------------------------------------------------------------------------

                                            Common Shares
                                         --------------------
                                                                Additional
                                           Shares       Par      Paid-in      Accumulated
                                         Outstanding   Value     Capital        Deficit        Total
                                         ---------------------------------------------------------------
Balance at December 31, 2003              43,863,218  $43,863  $ 4,701,695   $ (6,601,841)  $(1,856,283)
Sale of common shares                      1,993,757    1,994      759,098              -       761,092
Warrants issued in connection with loan
  agreement                                        -        -      119,880              -       119,880
Common shares issued for services            590,541      591      237,859              -       238,450
Shares issued to correct error                19,047       19          (19)             -             -
Debt assumed with the acquisition of
  Telepartners, Inc.                               -        -       15,068              -        15,068
Net Loss                                           -        -            -     (1,098,735)   (1,098,735)
                                         ---------------------------------------------------------------
Balance at March 31, 2004                 46,466,563  $46,467  $ 5,833,581   $ (7,700,576)  $(1,820,528)
                                         ===============================================================

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Three months Ended
                                                                    March 31,
                                                               2004          2003
                                                          --------------  -----------
Cash flows from operating activities:
Net loss                                                  $  (1,098,735)  $ (870,050)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                   152,912       82,840
Accretion of debt discount                                      146,128        6,250
Issuance of common stock in exchange for services               238,450      171,000
Increase in note payable for deferred rent                            -      141,943
Loss on sale of equipment                                             -       43,871
Loss on impairment of equipment held for sale                         -       75,000
Loss on debt settlement                                           5,492            -
(Increase) decrease in accounts receivable                       (8,333)       9,074
Decrease (increase) in prepaid expenses and other assets         16,280     (110,000)
Increase in bank overdraft                                            -       22,770
Decrease in accounts payable                                    (94,600)    (105,202)
Increase in accrued shareholders salaries                        90,000       90,000
Increase in accrued expenses for services                             -       90,000
Decrease in other accrued expenses                                3,924      (36,336)
                                                          --------------  -----------
Net cash used for operating activities                         (548,482)    (388,840)
                                                          --------------  -----------

Cash flows from investing activities:
Equipment purchases                                              (1,954)           -
Proceeds from sales of equipment                                      -       17,000
Cash paid for WMW Communications                                (30,580)     (45,591)
Software development costs capitalized                                -       (4,206)
                                                          --------------  -----------
Net cash used for investing activities                          (32,534)     (32,797)
                                                          --------------  -----------

Cash flows from financing activities:
Proceeds from loan                                              400,000            -
Proceeds from debenture                                               -      150,000
Sale of common stock                                            761,092      190,002
Principal payments on note payable                             (171,346)           -
Repayment of long-term debt                                      (4,710)      (4,287)
                                                          --------------  -----------
Net cash provided by financing activities                       985,036      335,715
                                                          --------------  -----------
Net change in cash                                              404,020      (85,922)
Cash, beginning of period                                       151,450       85,922
                                                          --------------  -----------
Cash, end of period                                       $     555,470   $        -
                                                          ==============  ===========

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

Non-cash activities:                                          2004      2003
--------------------                                        --------  --------
Common Stock issued to correct error                        $     19         -

Liabilities assumed with acquisition of Telepartners, Inc.  $ 15,068         -

Warrants issued in connection with loan agreement           $119,880         -

Beneficial conversion feature on convertible debt                  -  $150,000

Common stock issued for acquisition of WMW Communications          -  $150,000


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

     In the Safety and Security segment the Company has focused primarily on sellingthe BioVault(TM), a secure safe intended for personal firearms that uses fingerprint recognition technology to open instead of a traditional key. The BioVault(TM) and related technology is more fully described below. The Company has an agreement with the National Rifle Association (NRA) to distribute the BioVault(TM). The NRA acts only as a sales agent and will not purchase any of our products directly. The NRA offers our BioVault(TM) in its online store and catalog. The NRA estimates that we will be able to sell approximately 50,000 units over the twelve months following the second quarter 2004. The Company has changed its strategy relative to this segment. Instead of outsourcing the manufacturing of the BioVault(TM) and related products, and selling and distributing the products itself, the Company plans to license its technologies to other companies who manufacture, market, sell and distribute. In 2004 we entered into a license agreement with Security Marketing Group, LLC for the Q300. Security Marketing Group, LLCis required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, Security Marketing Group, LLC is required to pay us a monthly royalty of $20.00 for every unit sold them. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. The Company is also in discussions with other companies for the license of the BioVault(TM) and other applications of our biometrics devices as well as the BritePrint(TM) fingerprint detection device.

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

NOTE 3 - INTANGIBLE ASSETS

     As of March 31, 2004, intangible assets consist of the following:

                                            GROSS                      NET
                            AMORTIZATION   CARRYING   ACCUMULATED   CARRYING
                               PERIOD       AMOUNT    AMORTIZATION   AMOUNT
                            -------------------------------------------------
Software Development Costs             5  $  136,145        34,036    102,109

Acquired Software                      5     288,000        81,600    206,400

Intellectual Properties                5   1,112,718       178,773    933,945
                                          -----------------------------------
                                          $1,536,863       294,409  1,242,454
                                          ===================================

     Amortization expense amounted to $197,575 and $21,207 for the three months ended March 31, 2004 and 2003, respectively.

     The estimated future amortization expense for each of the five succeeding years is as follows:



          MARCH 31:
               2005       $  304,359

               2006          304,359

               2007          304,359

               2008          304,359

               2009           25,018
                          ----------

                          $1,242,454
                          ==========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - NOTES AND DEBENTURES PAYABLE

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

     The preceding information is summarized as follows at March 31, 2004:

                                                          Face          Debt        Carrying
                                                         Amount       Discount       Amount

Promissory note - Lee Harrison Corbin                      50,000               -     50,000

Promissory note - Lee Harrison Corbin-Trustee for John
Svenningsen                                               100,000               -    100,000

Promissory note - Lee Harrison Corbin-Trustee for John
Svenningsen                                               400,000        (231,429)   168,571

8% Convertible Debenture-La Jolla Cove Investors          134,107               -    134,107

Promissory note - Lee Harrison Corbin-Trustee for John
Svenningsen                                               400,000               -    400,000
                                                        ------------------------------------

                                                        1,084,107        (231,429)   852,678
                                                        ====================================


NOTE 8 - LOANS FROM SHAREHOLDERS

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

     Rental expense for the quarter ended March 31, 2004 and 2003 was $33,134 and $30,635, respectively. The minimum future rentals required under the lease and the maturities of the long-term note payable are as follows:

            Year      Rentals   Maturities
         ----------  --------  -----------
         2004        $115,600  $    90,421

         2005         117,334      186,055

         2006         120,854      197,531

         2007         124,480      209,714

         2008         128,214      222,649

         Thereafter   199,066      359,984
                     ---------------------

                     $805,548  $ 1,266,354
                     =====================


NOTE 10 - CAPITAL STOCK

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

          The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

          The table below presents certain financial information by business segment for the quarter ended March 31, 2004.

                  Information    Safety and    Segments                  Consolidated
                 -------------  ------------  -----------               --------------
                  Management      Security       Total      Corporate       Total
                 -------------  ------------  -----------  -----------  --------------
Revenue from
External
customers        $     45,184   $    29,880   $   75,064   $        -   $      75,064
Interest
expense                10,184             -       10,184      277,856         288,040
Depreciation
and
amortization           92,360        60,552      152,912            -         152,912
Segment profit       (352,083)      (50,535)    (402,618)    (696,117)     (1,098,735)
Segment
assets(1)           1,518,816       824,731    2,343,547      659,520       3,003,067

     (1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

NOTE 12 - SUBSEQUENT EVENTS

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the factors described in the "Risk Factors" section and elsewhere in this prospectus.

     All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003; and (ii) our financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this prospectus.

     We are an information management, software and security technology company specializing in biological identification security systems and web-based application services for the business, education and travel industries. Our business is divided into two operating segments: (a) Safety and Security; and
(b) Information Management.

     We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; (iv) Internet access and web hosting services. We have not yet generated revenue from the sale and licensing of our software products; and (v) the sale and licensing of our biometric products. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and software has been delivered to the customer; (b) the license fee is fixed and payable within twelve months; (c) collection is deemed probable; and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month.

     The following table shows the proportion of total revenues by segment in the three-month period ended March 31, 2004.

PERIOD              SAFETY AND SECURITY   INFORMATION MANAGEMENT
------              --------------------  -----------------------

Three Months ended
March 31, 2004 . .  $             29,880  $                45,184
                    --------------------  -----------------------


THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003. Unless otherwise noted, references to 2004 represent the three-month period ended March 31, 2004 and references to 2003 represent the three-month period ended March 31, 2003.

     The following table sets forth information regarding our financial results for 2004 and 2003.

                                              2004       2003
                                           ----------  --------

                                             Amount     Amount
                                           ----------  --------
     Revenue                               $   75,064  $123,194
     Costs of services and product sales   $  280,847  $224,703
     Selling, general and administrative   $  599,420  $631,685
     Losses on sale of equipment and debt
     settlement                            $    5,492  $118,870
     Interest Expense                      $  288,040  $ 17,986
     Net Losses                            $1,098,735  $870,050

     REVENUES. Total revenue decreased by $48,130 or 39.1% to $75,064 in 2004, from $123,194 in 2003. Software and license fee revenues were unchanged at $-0-for both 2004 and 2003. Revenues from consulting, custom software services, web development services and internet access and web-hosting services totaled $45,184 in 2004 and $123,194 in 2003, a decrease of $78,010 or 63%. Revenues from sales of the BioVaultTM were $29,880 in 2004 compared to $-0- in 2003. Revenues from the licensing of the Q300 (discussed below) were $25,000 in 2004 compared to $-0- in 2003. Revenues from the maintenance of our existing IRP customers were $5,200 in 2004 compared to $5,200 in 2003.

     During 2003, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the fourth quarter of 2003. We believe that the high retail price of the BioVault was an impediment to its sales. As a result, we developed a less expensive version of the BioVault, and an alternative version of the BioVault, the Q300. Now that our key products such as IRP, IRPlicator and the BioVaultTM are ready to formally come to market, we expect to begin generating revenues from these products during 2004.

     During 2004, we entered into a pilot program for our IRP products with AlphaGraphics, Inc., an international chain of 320 print shops and entered into a trial program with a state community college and county school system. In addition, in 2004 we entered into a license agreement with Security Marketing Group, LLC for the Q300. Security Marketing Group, LLC is required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, Security Marketing Group, LLC is required to pay us a royalty of $20.00 for every unit sold by them. We also received a non-dilutive 10% interest in Security Marketing Group, LLC as part of the license agreement. We are currently in discussions with other companies for the license of our other biometric technology products.

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005.

     COSTS OF SERVICES AND PRODUCT SALES. Costs of Services and Product Sales were $280,847 in 2004 and $224,703 in 2003, an increase of $56,144 or 25%. This increase was primarily attributable to depreciation and amortization expense. Depreciation and amortization expense were $152,912 in 2004 and

$82,840 in 2003, an increase of $70,072 or 85%. This increase is attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $599,420 in 2004 and $631,685 in 2003, a decrease of $32,265 or 5%. We decreased our selling and overhead expenditures (such as salaries, wages and benefits for administrative and marketing personnel), computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from our the consolidation of our operations.

     Our total payroll was $208,994 in 2004 and 70,793 in 2003. This increase in payroll is attributable to our growth from 17 employees in 2003, to 20 employees in 2004. The addition of the employees has negatively impacted liquidity and cash flow for 2004. We can further expect that payroll will continue to negatively impact our liquidity and cash flow for the next nine months as we attempt to bring our products to market. Once we establish a regular sales cycle for our software and biometric products we expect that the overall effect of payroll on our liquidity and cash flow will be minor because our ongoing support costs will be minimal compared to our development costs. Because we expect to distribute our products through value-added resellers and other resellers, we do not expect to increase personnel and related expenses as we go to market with our software.

     INTEREST EXPENSE. Interest expense was $288,040 in 2004 and $17,986 in 2003, an increase of $270,054. This increase is attributable to the increase in loans from shareholders and a note payable to a related party.

     LOSSES ON SALE OF EQUIPMENT AND DEBT SETTLEMENT. A loss of $5,492 was recognized on the settlement of debts owed to former creditors of Brekel Group, Inc. for 2004. There were no such losses for 2003.

     NET LOSSES. We incurred net losses of $1,098,735 in 2004 and $870,050 in 2003, an increase of $228,685 or 26%. The significant increase was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $238,450 together with $146,128 of debt discount accretion. We expect to incur additional net losses through the third quarter of 2004 as we introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter using proceeds from the Q300 license fee and sales of our IRP products. We presently require sales of approximately $150,000 per month to provide a positive cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $548,482 for 2004, as a result of the net loss during the period of $1,098,735, offset by non-cash services of $238,450, net decrease in accounts payable and accrued expenses totaling $90,676, and increases in accrued shareholder salaries of $90,000 and other non-cash expenses and losses totaling $304,532. Net cash used in operating activities was $1,675,380 in Fiscal 2003.

     Net cash used for investing activities was $32,534 for 2004, primarily due to purchase of equipment of $1,954 and cash paid related to our previous acquisition of Access Orlando of $30,580. Net cash used for investing activities was $29,566 in Fiscal 2003.

     Net cash provided by financing activities was $985,036 for 2004. Proceeds from the Corbin loan accounted for $400,000 and sales of common stock accounted for $900,100 and were offset by commissions of $139,008 for net proceeds of $761,092. Payments of long-term debt and note payable used cash of $4,710 and $171,346, respectively. Net cash provided by financing activities was $1,770,473 in 2003.

     As of March 31, 2004, current liabilities of $3,653,670 exceed current assets of $611,556 by $3,042,114. Of that amount, $1,990,707 or 65.4% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities is $39,949 due to W.M.W. Communications for its acquisition. We paid all amounts owing to W.M.W. in May 2004. Also included in current liabilities is $529,361 of accounts payable and accrued expense, most of which accrue to Brekel Group, Inc. and are the subject of continued workout arrangements.

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

     The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows beginning July 1, 2004:

            Year        Rentals   Maturities
            ----------  --------  -----------
            2004        $ 57,389  $    93,514

            2005         146,107      234,181

            2006         158,509      248,624

            2007         162,472      263,959

            2008         166,534      280,239

            Thereafter   257,100      479,483
                        ---------------------

                        $948,111  $ 1,600,000
                        =====================

     Since December 31, 2003, we sold securities in six separate private placements. As a result, we have received during the quarter ended March 31, 2004 total net proceeds of $761,092 and most of this amount is reflected as additional paid-in capital in our financial statements for the period ended March 31, 2004. We also received $400,000 of proceeds from a loan.

     On April 27,2004, pursuant to a Securities Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note with Laurus Master Fund, Ltd. The note has a term of three years and accrues interest at an annual rate equal to the "prime rate" published in the Wall Street Journal plus 2%. The note is convertible into shares of our common stock at a conversion price of $0.66 per share.

     In connection with the sale of the note, we issued the purchaser a common stock purchase warrant to purchase up to 666,666 shares of our common stock at prices ranging from $0.83 per share to $1.16 per share. Also in connection with the sale of the note, we agreed to register for resale the shares of common stock into which the note is convertible and the warrant is exercisable. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends and similar events. For more information on the secured convertible term note and common stock purchase warrant, see "Description of Securities."

     We believe that the proceeds from the Laurus transaction will be adequate to support our operations while we build sales revenues from our products. Our management is expanding its efforts to increase our revenues from software licenses and the BioVaultTM.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     SOFTWARE DEVELOPMENT COSTS

     Costs incurred to establish technological feasibility of computer software products are research and development costs and are charged to expense as incurred. No such costs were expensed during the years ended December 31, 2002 and 2003. Costs of producing product masters subsequent to technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to the customers. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the products or the gross revenue ratio method, whichever results in the greater amount of amortization. No amortization was recorded for the year ended December 31, 2002 as no software had yet been released to customers and no revenue had been earned. Amortization expense of $27,229 and $6,807 was recorded for the year ended December 31, 2003 and quarter ended March 31, 2004, respectively.

      ACQUIRED SOFTWARE

     In connection with the acquisition of Access Orlando, we acquired Internet Remote Print software that was assigned a value of $288,000, representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired software is being amortized over its expected useful life of five years. Amortization expense was $57,600 and $-0- for the years ended December 31, 2003 and 2002, respectively, and $24,000 for the quarter ended March 31, 2004.

     INTELLECTUAL PROPERTIES

     In connection with the acquisitions of Smart Biometrics, Inc, Telepartners, Inc. and Fingerprint Detection Technologies, Inc., we acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values of $700,000, $160,000 and $237,650, respectively, for a total of $1,097,650 representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired intellectual properties are being amortized over their expected useful lives of five years. Amortization expense was $66,768 for the quarter ended March 31, 2004.

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

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We periodically evaluate our revenue recognition policies in relation to staff accounting bulletins and other generally accepted accounting principles and SEC guidance. We believe our revenue recognition policies are in compliance with the provisions of SAB No. 104.

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


SEQUIAM CORPORATION


Date: November 5, 2004

By: /s/ Nicholas H. VandenBrekel
-----------------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer and President


Date: November 5, 2004

By: /s/ Mark L. Mroczkowski
-----------------------------------------------------------
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer