Form 10QSB/A
period 2004-06-30
SEQUIAM CORP
filed 2004-11-05
CIK 1123606

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

                          (Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed to amend Part I, Items 1 and 2 of the Company's Quarterly Report on Form 10-QSB for the six months ended June 30, 2004, filed on August 16, 2004 (the "Original 10-QSB"). This Amendment No. 1 updates only the information regarding the Company's Financial Statements in Part I, Item 1 and the Company's Management's Discussion and Analysis in Part I, Item 2. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.
--------------------------------------------------------------------------------

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

                                   SEQUIAM CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                  FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                                  2004            2003            2004            2003
                                             --------------  --------------  --------------  --------------

                                              Consolidated    Consolidated    Consolidated    Consolidated
                                             --------------  --------------  --------------  --------------

Revenues
   Services                                  $      24,955         110,910          70,139         234,104
   Product sales                                    33,233               -          63,114               -
                                             --------------  --------------  --------------  --------------

   Total Revenues                                   58,188         110,910         133,253         234,104
                                             --------------  --------------  --------------  --------------

Costs and expenses:
   Cost of services                                206,582         251,973         423,161         476,675
   Cost of product sales                            84,023               -         148,146               -
   Selling, general and administrative             586,135       1,881,818       1,185,555       2,371,562
   Loss (gain) on sale of equipment                   (146)         (2,431)         40,706          41,439
   Loss on impairment of equipment held for
sale                                                40,706               -               -          75,000
   Loss (gain) on debt settlement                        -         (37,315)          5,492         (37,315)
                                             --------------  --------------  --------------  --------------

Total costs and expenses                           917,300       2,094,045       1,803,060       2,927,361
                                             --------------  --------------  --------------  --------------

Loss from operations                              (859,112)     (1,983,135)     (1,669,807)     (2,693,257)

Interest expense, net                             (135,228)        (25,906)       (423,268)        (43,890)
                                             --------------  --------------  --------------  --------------

         Net loss                            $    (994,340)     (2,009,041)     (2,093,075)     (2,737,147)
                                             ==============  ==============  ==============  ==============
Net loss per common share:
   Basic and diluted                         $       (0.02)          (0.06)          (0.05)          (0.08)
                                             ==============  ==============  ==============  ==============

Shares used in computation of net loss per
common share - Basic and diluted weighted
average shares outstanding                      46,494,214      36,082,226      45,705,774      36,082,226
                                             ==============  ==============  ==============  ==============

See accompanying notes to consolidated financial statements

                                   Sequiam Corporation and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     Six Months Ended June 30, 2004
                                               (Unaudited)

                                            Common Shares
                                         --------------------
                                                                Additional
                                           Shares       Par      Paid-in      Accumulated
                                         Outstanding   Value     Capital        Deficit        Total
                                         ---------------------------------------------------------------

Balance at December 31, 2003              43,863,218  $43,863  $ 4,701,695   $ (6,601,841)  $(1,856,283)
Sale of common shares                      1,993,757    1,994      759,098              -       761,092
Warrants issued in connection with loan
   agreement                                       -        -      368,365              -       368,365
Common shares issued for services            519,291      520      176,741              -       177,261
Shares issued to correct error                19,047       19          (19)             -             -
Debt assumed with the acquisition of
   Telepartners, Inc.                              -        -       15,068              -        15,068
Net loss                                           -        -            -     (2,093,075)   (2,093,075)
                                         ---------------------------------------------------------------
Balance at June 30, 2004                  46,395,313  $46,396  $ 6,020,948   $ (8,694,916)  $(2,627,572)
                                         ===============================================================

See accompanying notes to condensed consolidated financial statements.

                       SEQUIAM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six months Ended
                                                            June 30,
                                                       2004          2003
                                                   ------------  ------------
Cash flows from operating activities:
Net loss                                           $(2,093,075)  $(2,737,147)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                          282,422       197,871
Accretion of debt discount                             237,079        18,750
Issuance of common stock in exchange for services      177,261       261,000
(Gain) loss on sale of equipment                          (146)       41,139
Loss on impairment of equipment held for sale           40,706        75,000
Loss on debt settlement                                 (5,492)      (37,315)
Increase in accounts receivable                         (6,765)       (4,817)
Increase in prepaid expenses and other assets         (194,105)      (84,500)
(Decrease) increase in accounts payable               (112,754)       20,691
Increase in accrued shareholders salaries              105,000     1,800,000
Decrease in other accrued expenses                    (127,725)       (2,113)
Stock subscriptions payable for services                     -     1,366,895
                                                   ------------  ------------
Net cash used for operating activities              (1,697,594)     (704,546)
                                                   ------------  ------------

Cash flows from investing activities:
Equipment purchases                                     (9,479)            -
Proceeds from sales of equipment                             -        19,732
Cash paid for WMW Communications                       (70,529)      (93,827)
Software development costs capitalized                       -       (14,037)
                                                   ------------  ------------
Net cash used for investing activities                 (80,008)      (88,132)
                                                   ------------  ------------

Cash flows from financing activities:
Sale of Common Stock                                   761,092       351,252
Proceeds from Long-Term Debt                         2,000,000       250,000
Payment of Long-Term Debt                               (9,564)       (4,286)
Proceeds from Note Payable                             400,000             -
Payment of Notes and Debentures Payable               (320,563)      150,000
Repayments of shareholder loans                       (323,457)            -
                                                   ------------  ------------
Net cash provided by financing activities            2,507,508       746,966
                                                   ------------  ------------
Net change in cash                                     729,906       (45,712)
Cash, beginning of period                              151,450        85,922
                                                   ------------  ------------
Cash, end of period                                $   881,356   $    40,210
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

ACCOUNTING FOR STOCK-BASED COMPENSATION
----------------------------------------

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

NOTE 5 - INTANGIBLE ASSETS

     As of June 30, 2004, intangible assets consist of the following:

                                            GROSS                       NET
                            AMORTIZATION   CARRYING    ACCUMULATED    CARRYING
                               PERIOD       AMOUNT    AMORTIZATION     AMOUNT
                            ---------------------------------------------------

Software Development Costs             5  $  136,145  $      40,843  $   95,302

Acquired Software                      5     288,000         96,000     192,000

Intellectual Properties                5   1,112,718        233,657     879,061
                                          -------------------------------------

                                          $1,536,863  $     370,501  $1,166,362
                                          =====================================

     Amortization expense amounted to $173,667 and $68,415 for the six months ended June 30, 2004 and 2003 and $76,092 and $47,208 for three months ended June 30, 2004 and 2003, respectively.

     The estimated future amortization expense for each of the five succeeding years is as follows:


                JUNE 30:
                    2005      $  304,359
                    2006         304,359
                    2007         304,359
                    2008         253,285
                    2009               -

                              ----------
                              $1,166,362
                              ==========

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

NOTE 7- NOTES AND DEBENTURES PAYABLE

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

     The preceding information is summarized as follows at June 30 2004:

                           Face       Debt     Carrying
                          Amount    Discount    Amount
                         --------  ----------  ---------
Promissory
note - Lee
Harrison
Corbin-
Trustee for
John
Svenningsen              $400,000  $(154,284)  $ 245,716
Promissory
note - Lee
Harrison
Corbin-
Trustee for
John
Svenningsen               400,000          -     400,000
Precision
Partners and
GE Capital                129,437                129,437
                         -------------------------------
                         $929,437  $(154,284)  $ 775,153
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

NOTE 9 - FORBEARANCE AGREEMENT

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

     Rental expense for the three months ended June 30, 2004 and 2003 was $29,171 and $48,144, respectively and $62,305 and $74,636 for the six months ended June 30, 2004 and 2003, respectively. The outstanding balance on the note of $1,600,000 as of June 30, 2004, represents $893,112 of deferred rent and $706,888 of tenant improvements. The balance is included $93,514 in current portion of long-term debt and $1,506,486 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows beginning July 1, 2004:


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

NOTE 10 - CONVERTIBLE DEBT

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

     The Note has a term of three years. Interest shall be payable monthly in arrears commencing on June 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on August 2, 2004, at the rate of $60,606. The balance of the Note at June 30, 2004 is $2,000,000 less debt discount recognized of $234,680 or a net of $1,765,320 and is included $1,462,290 in long-term debt and $303,030 in current portion of long-term debt.

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

     Laurus also has the option to convert all or a portion of the Note into shares of the Company's common stock at any time, subject to specified limitations, at a fixed conversion price of $0.66 per share. The Note is secured by a first lien on all the Company's and its subsidiaries' assets. In connection with the Note, Laurus was paid a fee of $105,000 which is included in other assets as deferred loan costs and is being amortized over the life of the loan. Laurus received a six-year warrant to purchase up to 666,666 shares of the Company's common stock at prices ranging from $0.83 per share to $1.16 per share. A discount of $200,000 was recognized on the value of the warrants and is being amortized as interest expense over the life of the loan. A discount of $48,485 was allocated to the beneficial conversion feature. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon conversion of the Note and the exercise of the warrant issued to Laurus.

     Laurus has committed to fund to the Company an additional $1.0 million under the financing arrangement on substantially similar terms as the initial $2.0 million funding, which additional $1.0 million will become available to the Company following its completion and/or achievement of certain conditions to funding, including, without limitation, certain performance benchmarks.

NOTE 11 - CAPITAL STOCK

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

NOTE 12 - OPERATING SEGMENTS

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

     The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

     The table below presents certain financial information by business segment for the quarter ended June 30, 2004.

                    Information    Safety and                                   Consolidated
                   -------------  ------------                                 --------------
                    Management      Security     Segments Total    Corporate       Total
                   -------------  ------------  ----------------  -----------  --------------
Revenue from
external
customers          $     24,955   $    33,233   $        58,188   $        -   $      58,188
Interest expense          8,030             -             8,030      127,198         135,228
Depreciation and
amortization             80,784        48,669           129,453            -         129,453
Segment profit         (508,205)      (61,710)         (569,915)    (424,425)       (994,340)
Segment
assets(1)             2,011,816       747,022         2,758,838      954,888       3,713,726

     The table below presents certain financial information by business segment for the six months ended June 30, 2004.

                   Information    Safety and                                   Consolidated
                  -------------  ------------                                 --------------
                   Management      Security    Segments Total    Corporate        Total
                  -------------  ------------  ---------------  ------------  --------------
Revenue from
external
customers         $     70,139   $    63,114   $       133,253  $         -   $     133,253
Interest expense        18,225             -            18,225      405,043         423,268
Depreciation and
amortization           172,996        97,338           270,304            -         270,304
Segment profit        (860,288)     (100,362)         (960,650   (1,132,425)     (2,093,075)

(1)  Segment assets have been adjusted for intercompany accounts to reflect actual assets for  each  segment.

NOTE 13 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

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

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three and six months ended June 30, 2004 compared to the three and six-months ended June 30, 2003; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this prospectus.

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

     The following table shows the proportion of total revenues by segment in the three and six-month period ended June 30, 2004.

                                               INFORMATION
PERIOD                   SAFETY AND SECURITY    MANAGEMENT    TOTAL
-----------------------  --------------------  ------------  --------

Three Months ended June  $             24,955  $     33,233  $ 58,188
30, 2004. . . . . . . .  --------------------  ------------  --------

Six Months ended June    $             70,139  $     63,114  $133,253
30, 2004. . . . . . . .  --------------------  ------------  --------

RESULTS OF OPERATIONS

     The following table sets forth information regarding our financial results for 2004 and 2003.

                                   Six Months Ended June 30,     %     Three Months Ended June 30,     %
                                  --------------------------     -     ---------------------------     -
                                      2004          2003      Change      2004          2003        Change
                                  ------------  ------------  -------  ----------  ---------------  -------
Revenue                           $   133,253   $   234,104    (43.1)  $  58,188   $      110,910    (47.5)
Costs of services and product
sales                                 571,511       476,675     19.9     290,875          251,973     15.4
Selling, general and
administrative                      1,185,497     2,371,562    (50.0)    586,135        1,881,818    (68.9)
Losses on sale of equipment,
impairment of equipment held for
sale and debt settlement               46,052        79,124    (41.8)     40,560          (39,746)  (202.0)
Interest Expense                      423,268        43,890    864.4     135,228           25,906    422.0
Net Losses                        $(2,093,075)  $(2,737,147)   (23.5)  $(994,610)  $   (2,009,041)   (50.5)

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003. Unless otherwise noted, references to 2004 represent the six-month period ended June 30, 2004 and references to 2003 represent the six-month period ended June 30, 2003.

     REVENUES. Total revenue decreased by $100,851 or 43.1% to $133,253 in 2004, from $234,104 in 2003 because we have discontinued certain ancillary services such as web development, custom software development and dial up ISP services so that we may focus entirely on our core products. Software and license fee revenues were unchanged at $-0- for both 2004 and 2003. Revenues from consulting, custom software services, web development services and internet access and web-hosting services totaled $69,328 in 2004 and $234,104 in 2003, a decrease of 59.7%. Revenues from sales of the BioVaultTM were $38,925 in 2004
compared to $-0- in 2003.   Revenues from the licensing of the Q300 (discussed
below) were $25,000 in 2004 compared to $-0- in 2003. Revenues from the maintenance of our existing IRP customers were $5,200 in 2004 compared to $5,200 in 2003.

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

     During 2004, we entered into a pilot program for our IRP products with AlphaGraphics, Inc., an international chain of 320 print shops and entered into a trial program with a state community college and county school system. In addition, in 2004 we entered into a license agreement with Security Marketing Group, LLC ("SMG") for the Q300. SMG is required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold by them. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. Management is uncertain as to the collectibility of the $1,975,000 balance of the license fee pertaining to the license agreement with SMG. Failure to pay amounts due under this agreement constitutes an event of default. In such circumstance, SMG, after receiving written notice from us, has 30 days to cure such breach. If the breach is not cured, we shall have the right to terminate the agreement without further liability and SMG must return all intellectual properties to us. We are currently in discussions with other companies for the license of our other biometric technology products.

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005.

     COST OF SERVICES AND PRODUCT SALES. Cost of services and product sales were $571,307 in 2004 and $476,675 in 2003, an increase of $94,632 or 19.9 %.
This increase was primarily attributable to increased depreciation and amortization expense. Depreciation and amortization expense were $282,422 in 2004 and $197,871 in 2003, an increase of $84,551 or 29.9 %.
This increase is attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $1,185,555 in 2004 and $2,371,562 in 2003, a decrease of $1,186,007 or 50 %. The reduction was due to non-recurring, non-cash charges
for services incurred in 2003 of $1,547,895.   We increased our recurring
selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from the overall growth of our operations.

     Our total payroll was $551,512 for 2004 and $174,017 for 2003. This increase in payroll is attributable to our growth from 17 employees in 2003, to 24 employees in 2004, and the hiring of three new executives. The $377,495 increase in payroll and the partial payment of accrued shareholder salaries has reduced our liquidity and decreased our cash flow for 2004. We can further expect that payroll will continue to reduce our liquidity and cash flow for the next six months as we attempt to bring our products to market. Once we establish sales for our software and biometric products the payroll burden will
be reduced as a percentage of total revenue.    We expect to increase payroll in
the third and fourth quarters as we plan to hire five to seven sales professionals to sell our products to end users to supplement the distribution of our products through value-added resellers and other resellers.

     LOSSES ON SALE OF EQUIPMENT, IMPAIRMENT OF EQUIPMENT HELD FOR SALE AND DEBT SETTLEMENT. A loss of $46,198 was recognized on the remaining value of equipment held for resale.

     INTEREST EXPENSE. Interest expense was $423,268 in 2004 and $43,890 in 2003, an increase of $379,378 or 864.4 %. This increase is attributable to the increase in loans from shareholders, long-term debt, notes payable and debt discounts recorded on the notes payable.

     NET LOSSES. We incurred net losses of $2,093,075 in 2004 and $2,737,147 in 2003, a decrease of $644,072 or 23.5%. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,759,446 together with $855,369 of additional losses on debt settlements, sales of assets and debt discount accretion incurred in 2003. We expect to incur additional net losses through the third and fourth quarter of 2004 as we introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter using proceeds from sales of our products. The Company presently requires sales of approximately $300,000 per month to provide a positive cash flow.

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

     COST OF SERVICES AND PRODUCT SALES. Costs of services and product sales were $290,605 in 2004 and $251,973 in 2003, an increase of $38,632 or 15.3%.
This increase was primarily attributable to increased depreciation and amortization expense. Depreciation and amortization expense were $129,453 in
2004 and $115,032 in 2003, an increase of $14,421 or 12.5 %.   This increase is
attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc.

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

     Our total payroll was $342,518 for the quarter ended June 30, 2004 and $86,917 for the quarter ended June 30, 2003. This increase in payroll is attributable to our growth from 17 employees in 2003, to 24 employees in 2004, and the hiring of three new executives. The addition of the employees and the partial payment of accrued shareholder salaries has negatively impacted liquidity and cash flow for 2004. We can further expect that payroll will continue to reduce our liquidity and cash flow for the next six months as we attempt to bring our products to market. Once we establish sales for our software and biometric products the payroll burden will be reduced as a
percentage of total revenue.    We expect to increase payroll in the third and
fourth quarters as we plan to hire five to seven sales professionals to sell our products to end users to supplement the distribution of our products through value-added resellers and other resellers.

     LOSSES ON SALE OF EQUIPMENT, IMPAIRMENT OF EQUIPMENT HELD FOR SALE AND DEBT SETTLEMENT. A loss of $40,560 was recognized on the remaining value of equipment held for resale.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $1,697,594 for 2004, as a result of the net loss during the period of $2,093,075, offset by non-cash expenses of $723,663, increases in accrued shareholder salaries of $105,000 and net decrease in working capital items totaling $446,987.

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

     Current liabilities of $3,372,522 exceed current assets of $895,168 by $2,477,354. Of that amount, $1,691,635 or 68.3% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions or possible equity capital conversions. Also included in current liabilities is $358,541 of accounts payable owed by the former Brekel Group, Inc. We are negotiating to settle these liabilities related to the former Brekel Group, Inc. at amounts less than the amounts recorded in the balance sheet. We are unable to estimate an expected settlement below the carrying amount at this time. We expect that these liabilities will be settled for cash.

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

     The new lease for 24,085 square feet is effective July 1, 2004 for a period of seventy-two months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to six percent per annum. The components of the note payable is $893,112 of deferred rent and $706,888 of tenant improvements. Commencing on August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month.

     The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows beginning July 1, 2004:

            Year           Rentals   Maturities
            ----           --------  -----------

            2004           $ 57,389  $    93,514

            2005            146,107      234,181

            2006            158,509      248,624

            2007            162,472      263,959

            2008            166,534      280,239

            Thereafter      257,100      479,483
                           ---------------------

                           $948,111  $ 1,600,000
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

     We believe that the proceeds from the Laurus transaction will be adequate to support our operations while we build sales revenues from our products. Once the proceeds from the Laurus transaction are used, which we anticipate will occur in approximately two months, we may need to obtain additional financing to continue our operations.

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