Form 10QSB
period 2004-09-30
SEQUIAM CORP
filed 2004-11-22
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the Registrant's Common Stock outstanding as of November 10, 2004 was 46,822,527.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

================================================================================

                                   FORM 10-QSB
                                      INDEX

                                                                        Page

PART I: FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .     3

ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .     3

    Condensed Consolidated Balance Sheets (Unaudited). . . . . . . . .     3

    Condensed Consolidated Statements of Operations (Unaudited). . . .     4

    Condensed Consolidated Statements of Stockholders' Deficit
    (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

    Condensed Consolidated Statements of Cash Flows (Unaudited). . . .     6

    Notes to Condensed Consolidated Financial Statements (Unaudited) .     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
     AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .      19

ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .    26

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .    26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .    27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .    27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         SEQUIAM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30, 2004
                                                 (Unaudited)        December 31, 2003
                                             --------------------  -------------------
ASSETS
Current assets:
    Cash                                     $           615,387   $          151,450
    Accounts receivable, net                                   -                7,047
    Prepaid expenses                                           -               21,067
    Equipment held for sale                                    -               40,706
                                             --------------------  -------------------
Total current assets                                     615,387              220,270
Property and equipment, net                            1,366,398            1,174,866
Software development costs, net                           88,495              108,916
Acquired software, net                                   177,600              230,400
Intellectual properties, net                             824,175              985,645
Deposits and other assets                                232,554               22,788
                                             --------------------  -------------------
Total assets                                 $         3,304,609   $        2,742,885
                                             ====================  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Amount due for acquisition               $                 -   $           70,529
    Notes and debentures payable                       1,288,677              592,322
    Accounts payable                                     546,536              573,860
    Accrued expenses                                      62,739              181,301
    Current portion of long-term debt                    523,904               95,131
    Loans from shareholders                              357,449              695,300
    Accrued shareholder salaries                       1,319,792            1,214,792
                                             --------------------  -------------------
Total current liabilities                              4,099,097            3,423,235
Long-term debt                                         2,643,179            1,175,933
                                             --------------------  -------------------
Total liabilities                                      6,742,276            4,599,168
                                             --------------------  -------------------
Shareholders' deficit:
    Common shares                                         46,752               43,863
    Additional paid-in capital                         6,431,653            4,701,695
    Accumulated deficit                               (9,916,072)          (6,601,841)
                                             --------------------  -------------------
Total shareholders' deficit                           (3,437,667)          (1,856,283)
                                             --------------------  -------------------
Total liabilities and shareholders' deficit  $         3,304,609   $        2,742,885
                                             ====================  ===================

See accompanying notes to condensed consolidated financial statements.

                                    SEQUIAM CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                For the Three Months Ended     For the Nine Months Ended
                                                     September 30,                    September 30,
                                                 2004             2003            2004            2003
                                            ---------------  --------------  --------------  --------------
Revenues
  Services                                  $       28,252   $      79,959   $      98,391   $     313,014
  Product sales                                     18,669          23,900          81,783          24,949
                                            ---------------------------------------------------------------

Total Revenues                                      46,921         103,859         180,174         337,963

Costs and expenses:
  Cost of services                                 221,200         298,052         680,215         774,668
  Cost of product sales                             61,166          18,963         173,663          18,963
  Selling, general and administrative              818,247         584,613       2,003,743       3,153,946
  Loss (gain) on sale of equipment                       -         (15,855)           (146)         25,584
  Loss on impairment of equipment held for
    sale                                                 -               -          40,706          75,000
  Loss (gain) on debt settlement                         -         (19,527)          5,492         (56,842)
                                            ---------------------------------------------------------------

Total costs and expenses                         1,100,613         725,597       2,903,673       2,927,361
                                            ---------------------------------------------------------------

Loss from operations                            (1,053,692)       (621,738)     (2,723,499)     (2,589,398)

Interest expense, net                             (167,464)  $     (84,514)       (590,732)       (128,505)
                                            ---------------------------------------------------------------

Net loss                                    $   (1,221,156)  $    (706,252)  $  (3,314,231)  $  (3,443,400)

                                            ===============================================================
Net loss per common share:
  Basic and diluted                         $        (0.03)  $       (0.02)  $       (0.07)  $       (0.09)

Shares used in computation of net loss per
common share - Basic and diluted weighted
average shares outstanding                      46,506,905      39,819,644      45,974,767      37,471,353

See accompanying notes to consolidated financial statements

                                   SEQUIAM CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   Nine Months Ended September 30, 2004
                                                (Unaudited)


                                           Common Shares
                                    ---------------------------
                                           Shares         Par     Additional    Accumulated      Total
                                         Outstanding     Value     Paid-in        Deficit
                                                                   Capital

                                    ----------------------------------------------------------------------

Balance at December 31, 2003                43,863,218  $43,863  $ 4,701,695   $ (6,601,841)  $(1,856,283)
Sale of common shares                        2,186,257    2,186      791,631              -       793,817
Warrants issued in connection with
  loan agreement                                     -        -      691,420              -       691,420
Common shares issued for services              683,291      684      231,858              -       232,542
Shares issued to correct error                  19,047       19          (19)             -             -
Debt assumed with the acquisition                    -        -       15,068              -        15,068
  of Telepartners, Inc.
Net loss                                             -        -            -     (3,314,231)   (3,314,231)
                                    ----------------------------------------------------------------------
Balance at September 30, 2004               46,751,813  $46,752  $ 6,431,653   $ (9,916,072)  $(3,437,667)
                                    ======================================================================

See accompanying notes to condensed consolidated financial statements.

                    SEQUIAM  CORPORATION  AND  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months Ended
                                                          September 30,
                                                       2004          2003
                                                   ------------  ------------
Cash flows from operating activities:
Net loss                                           $(3,314,231)  $(3,443,400)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                          422,449       338,461
Accretion of debt discount                             334,928        94,643
Issuance of common stock in exchange for services      232,542     1,627,896
(Gain) loss on sale of equipment                          (146)       25,584
Loss on impairment of equipment held for sale           40,706        75,000
Loss (gain) on debt settlement                           5,492       (56,842)
Decrease in accounts receivable                          7,047         7,240
Increase in prepaid expenses and other assets         (188,699)      (82,636)
Increase in bank overdraft                                   -        26,777
(Decrease) increase in accounts payable                (32,816)       52,820
Increase in accrued shareholders salaries              105,000       270,000
Decrease in other accrued expenses                      31,438      (156,251)
                                                   ------------  ------------
Net cash used for operating activities              (2,356,290)   (1,220,708)
                                                   ------------  ------------

Cash flows from investing activities:
Leasehold Improvements                                (338,501)            -
Equipment purchases                                    (25,575)            -
Proceeds from sales of equipment                             -        35,346
Cash paid for WMW Communications                       (70,529)      (93,827)
Software development costs capitalized                       -       (12,949)
                                                   ------------  ------------
Net cash used for investing activities                (434,605)      (71,430)
                                                   ------------  ------------

Cash flows from financing activities:
Sale of Common Stock                                   793,817       660,502
Proceeds from Long-Term Debt                         2,328,936       250,000
Payment of Long-Term Debt                             (218,944)       (4,286)
Proceeds from Note Payable                           1,175,000       550,000
Payment of Notes and Debentures Payable               (486,126)            -
Repayments of shareholder loans                       (337,851)            -
                                                   ------------  ------------
Net cash provided by financing activities            3,254,832     1,206,216
                                                   ------------  ------------
Net change in cash                                     463,937       (85,922)
Cash, beginning of period                              151,450        85,922
                                                   ------------  ------------
Cash, end of period                                $   615,387   $         -
                                                   ============  ============

See accompanying notes to condensed consolidated financial statements.

                      SEQUIAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

Non-cash activities:                                         2004      2003
-------------------                                         -------  --------

Common Stock issued to correct error                            $19         -

Liabilities assumed with acquisition of Telepartners, Inc.  $15,068         -

Warrants issued in connection with loan agreements         $691,420  $400,000

Beneficial conversion feature on convertible debt                 -  $400,000

Common stock issued for acquisition of WMW Communications         -  $150,000

Common stock issued for acquisition of Smart Biometrics           -  $750,000

Common stock issued for acquisition of Telepartners               -  $149,933

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

     In the Safety and Security segment the Company has focused primarily on selling the BioVault(TM), a secure access denial device intended for personal firearms and valuables such as jewelry, stock certificates and other documents that use fingerprint recognition technology to open instead of a traditional key. The BioVault(TM) and related technology is more fully described below. The Company has an agreement with the National Rifle Association (NRA) to distribute the BioVault(TM). The NRA acts only as a sales agent and will not purchase any of our products directly. The NRA offers our BioVault(TM) in its online store and catalog. The NRA estimates that we will be able to sell approximately 50,000 units over the next twelve months. The Company has changed its strategy relative to this segment. Instead of outsourcing the manufacturing of the BioVault(TM) and related products, and selling and distributing the products itself, the Company plans to license its technologies to other companies who manufacture, market, sell and distribute. In 2004 we entered into a license agreement with Security Marketing Group, LLC ("SMG") for the Q300, a redesigned version of the BioVault(TM). SMG is required to pay to us a license fee of $2,000,000 cash, paid $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. The Company is also in discussions with other companies for the license of the BioVault(TM) and other applications of our biometrics devices as well as the BritePrint(TM) fingerprint detection device.

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

NET LOSS PER COMMON SHARE
-------------------------

     Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of September 30, 2004, the Company had 25,801,367 potentially dilutive common shares as a result of warrants and options granted and convertible debt outstanding.

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

     The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. There were no stock options granted during the nine months ended

September 30, 2004. All stock options issued prior to this year have been fully vested. As such, pro forma net loss is equal to reported net loss.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     On October 1, 2002, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") entered into amended and restated employment agreements with the Company and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the years ended December 31, 2003 and 2002 and the nine months ended September 30, 2004 and 2003, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO until April 30, 2004 when salary payments to them were resumed. None of the previously accrued salary amounts have been paid to either the CEO or the CFO.

     The Company is involved in various claims and legal actions incidental to the normal conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity and, as such, no accrual has been made in the accompanying consolidated financial statements.

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

     On August 19, 2004, the Company entered into an exclusive three-year agreement with the National Rifle Association of America to deploy and integrate Book It, Rover! Under the terms of the agreement, the Company will collect travel operator commissions and provide a quarterly affinity royalty to the National Rifle Association of America based on the total amount of travel volume. In addition, the Company must pay the National Rifle Association of America a minimum royalty of $140,000 per year. During the initial term of the agreement, Sequiam will pay royalties to the NRA using a percentage scale based on gross travel commissions received on other than airfare. In addition, Sequiam will pay royalties for all air travel booked through the site as well as 33% of each fee charged and received from the customer for use of the site.

NOTE 4 - INCOME TAXES

     The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

NOTE 5 - INTANGIBLE ASSETS

     As of September 30, 2004, intangible assets consist of the following:

                                            GROSS                       NET
                            AMORTIZATION   CARRYING    ACCUMULATED    CARRYING
                               PERIOD       AMOUNT    AMORTIZATION     AMOUNT
                            ---------------------------------------------------

Software Development Costs             5  $  136,145  $      47,650  $   88,495

Acquired Software                      5     288,000        110,400     177,600

Intellectual Properties                5   1,112,718        288,543     824,175
                            ---------------------------------------------------

                                          $1,536,863  $     446,593  $1,090,270
                            ===================================================

     Amortization expense amounted to $249,759 and $68,415 for the nine months ended September 30, 2004 and 2003 and $76,092 and $47,208 for three months ended September 30, 2004 and 2003, respectively.

     The estimated future amortization expense for each of the five succeeding years is as follows:

         SEPTEMBER 30:
                  2005           $  304,359
                  2006              304,359
                  2007              304,359
                  2008              177,193
                                 ----------
                                 $1,090,270
                                 ==========

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

     In connection with the acquisition of Brekel in July 2002, the Company reclassified production equipment acquired from Brekel that is no longer being used for operations to equipment held for disposal. During the nine months ended September 30, 2004 and 2003, the Company recorded impairment losses of $40,706 and $75,000, respectively, to reduce the equipment to zero.

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

     On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest become due on January 30, 2005. The debt discount has been amortized over the original estimated life of the note of 36 months. Beginning in January 2004, the remaining unamortized debt discount is being amortized over twelve months. As of September 30, 2004, the balance of the Note, net of the unamortized debt discount of $77,141 was $322,859 and is included in notes and debentures payable.

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

     On September 7, 2004, the Company entered into an unsecured loan agreement with Eagle Financial, LLC, for a principal loan amount of $200,000 under a promissory note bearing interest at eight percent (8%). The principal becomes due on March 7, 2005 and the interest is due monthly. In connection with this loan, the Company issued one warrant to the holder to purchase 400,000 shares of its common stock at an exercise price of $0.66 per share.

     On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $500,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 1,300,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest become due on March 30, 2005.

     On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin for a principal loan amount of $75,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 195,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest become due on March 30, 2005.

     The preceding information is summarized as follows at September 30 2004:

                                           Face       Debt      Carrying
                                          Amount    Discount     Amount
                                        ----------  ---------  ----------
Promissory note - Lee Harrison Corbin-  $  400,000  $  77,141  $  322,859
Trustee for John Svenningsen
Promissory note - Lee Harrison Corbin-     400,000          -     400,000
Trustee for John Svenningsen
Precision Partners and GE Capital          113,874          -     113,874
Promissory note - Eagle Financial          200,000     83,871     116,129
Promissory note - Lee Harrison Corbin-     500,000    207,987     292,013
Trustee for John Svenningsen
Promissory note - Lee Harrison Corbin       75,000     31,198      43,802
                                        ---------------------------------
Total                                   $1,688,874  $ 400,197  $1,288,677
                                        =================================

NOTE 8 - LOANS FROM SHAREHOLDERS

     On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Communications, Inc. (formerly Brekel Group, Inc.) $50,000. Interest is payable at 6%. As of September 30, 2004, the balance due under this loan was $50,000 payable on demand together with accrued interest of $2,000.

     Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to the Company and Sequiam Software, Inc. under demand notes. At September 30, 2004, the Company owed $270,450 on these notes, including accrued interest of $22,757. The notes bear interest at 2% per annum and are due on demand.

     Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company. At September 30, 2004, the Company owed $12,000 without interest or specific repayment terms.

     A shareholder not employed by the Company advanced $75,000 to the Brekel Group, Inc. on March 1, 2002. The terms of the demand note include interest payable at 6% and a right to convert the note to common stock at $1.00 per share. At September 30, 2004 the remaining principal balance was $24,999 and accrued interest was $-0-.

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

     Rental expense for the three months ended September 30, 2004 and 2003 was $37,425 and $48,144, respectively and $99,730 and $74,636 for the nine months ended September 30, 2004 and 2003, respectively. The amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The balance is included $230,703 in current portion of long-term debt and $1,332,171 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows beginning October 1, 2004:

            Year      Rentals    Maturities
         ----------  ----------  -----------

         2005        $   37,423  $   230,703

         2006           190,555      234,181

         2007           206,262      248,624

         2008           210,483      263,959

         2009           214,808      280,239

         Thereafter     329,986      305,168
                     -----------------------

                     $1,189,517  $ 1,562,874
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

     The Note has a term of three years. Interest shall be payable monthly in arrears commencing on June 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on August 2, 2004, at the rate of $60,606. The balance of the Note at September 30, 2004 is $1,818,182 less debt discount recognized of $213,973 or a net of $1,604,209 and is included $1,262,584 in long-term debt and $341,625 in current portion of long-term debt. The maturities of the note are as follows beginning October 1, 2004:

                                Year                  Maturities
                                ----                  ----------

                                2005                  $  378,780

                                2006                     909,096

                                2007                     530,306
                                                      ----------
                                                      $1,818,182
                                                      ==========

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

NOTE 11 - CAPITAL STOCK

     During the nine months ended September 30, 2004, the Company issued 683,291 common shares for business advisory services valued at $232,542 based on the Company's quoted market price on the date of the related agreements.

     During the nine months ended September 30, 2004, the Company sold an aggregate of 2,186,257 shares of its common stock to six accredited investors at an average price of $0.36 per share for net proceeds of $793,817. In connection with such sales, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

NOTE 12 - OPERATING SEGMENTS

     During the three-month and nine month periods ended September 30, 2003, the Company operated as a single operating segment, the Information Management Segment, as defined below.

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

     The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

     The table below presents certain financial information by business segment for the quarter ended September 30, 2004.

                    Information    Safety and                                   Consolidated
                   -------------  ------------                                 --------------
                    Management      Security     Segments Total    Corporate       Total
                   -------------  ------------  ----------------  -----------  --------------
Revenue from
external
customers          $     28,252   $    18,669   $        46,921   $        -   $      46,921
Interest expense        (18,106)            -           (18,106)    (149,358)       (167,464)
Depreciation and
Amortization             91,057        48,968           140,025            -         140,025
Segment loss           (521,131)     (124,073)         (645,204)    (575,952)     (1,221,156)
Segment
assets(1)             1,706,479       637,272         2,343,751      960,858       3,304,609

     The table below presents certain financial information by business segment for the nine months ended September 30, 2004.

                   Information    Safety and                                    Consolidated
                  -------------  ------------                                  --------------
                   Management      Security     Segments Total    Corporate        Total
                  -------------  ------------  ----------------  ------------  --------------
Revenue from
external
customers         $     98,391   $    81,783   $       180,174   $         -   $     180,174
Interest expense       (36,320)            -           (36,320)     (554,412)       (590,732)
Depreciation and
Amortization           264,260       158,189           422,449             -         422,449
Segment loss        (1,381,419)     (236,318)       (1,617,737)   (1,696,494)     (3,314,231)

     (1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

NOTE 13 - SUBSEQUENT EVENTS

     Effective October 27, 2004, the Company entered into an Amendment and Waiver to Securities Purchase Agreement and Related Agreements (the "Amendment") with Laurus amending the following agreements previously entered into by the Company and Laurus on April 27, 2004: (a) the Securities Purchase Agreement; (b) Secured Convertible Term Note (the "Note"); (c) the Common Stock Purchase Warrant (the "Warrant"); and (d) the Registration Rights Agreement.

     Pursuant to the Amendment, Laurus also: (a) waived the Company's technical default of Section 6.12(f) of the Securities Purchase Agreement for failing to obtain their approval of the recent financing transactions described in Note 7; and (b) in satisfaction of due and unpaid fees of $49,333, incurred by the Company for failing to cause its registration statement registering the shares underlying the Note and the Warrant to be declared effective by the Securities and Exchange Commission by August 30, 2004, the Company issued to Laurus a warrant to purchase 470,000 shares of the common stock of the Company at an exercise price of $0.33 per share.

     Pursuant to the Amendment, Laurus will not require the Company to make principal or interest payments under the Note until May 2, 2005. Thereafter, the Company has promised to pay Laurus $75,758 per month, together with any accrued and unpaid interest, until the Maturity Date of the Note. The Note was further amended by decreasing the Fixed Conversion Price of the Note from $0.66 per share to $0.33 per share.

     The Securities Purchase Agreement was amended to permit the Company to incur unsecured subordinated indebtedness in the aggregate principal amount not to exceed $1,025,000, so long as such indebtedness is subordinated to the Company's debt to Laurus. The $775,000 in additional financing, as more fully described in: (a) the Form 8-K filed with the SEC on September 13, 2004; and (b) the Form 8-K filed with the SEC on October 4, 2004, is included in this amount.

     The Warrant was amended by decreasing the Exercise Price of the Warrant to equal as follows: (a) $0.41 for the first 222,222 shares; (b) $0.50 for the next 222,222 shares; and (c) $0.58 for any additional shares acquired under the Warrant.

     The Registration Rights Agreement was amended to lengthen the date that the Company's registration statement registering the shares underlying the Note and each of the Warrants must be declared effective by the Securities and Exchange Commission from August 30, 2004 to December 19, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

INTRODUCTION

     The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this prospectus.

     We are an information management, software and security technology company specializing in biological identification security systems and web-based application services for the business, education and travel industries. Our business is divided into two operating segments: (a) Safety and Security; and
(b) Information Management.

     We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; (iv) Internet access and web hosting services: and (v) the sale and licensing of our biometric products. We have not yet generated revenue from the sale and licensing our software products. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month.

     The following table shows the proportion of total revenues by segment in the three and nine-month period ended September 30, 2004.

      PERIOD        INFORMATION MANAGEMENT   SAFETY AND SECURITY    TOTAL
------------------  -----------------------  --------------------  --------

Three Months ended
September 30, 2004  $                28,252  $             18,669  $ 46,921

Nine Months ended
September 30, 2004  $                98,391  $             81,783  $180,174

RESULTS  OF  OPERATIONS

     The following table sets forth information regarding our financial results for 2004 and 2003.

                                       Nine Months Ended                 Three Months Ended
                                  --------------------------           -------------------------
                                         September 30,           %           September 30,           %
                                  --------------------------  -------  -------------------------  -------
                                      2004          2003      Change       2004         2003      Change
                                  ------------  ------------  -------  ------------  -----------  -------

Revenue                           $   180,174   $   337,963    (46.7)  $    46,921   $  103,859    (54.8)
Costs of services and product
sales                                 853,878       793,631      7.6       282,366      317,015    (10.9)
Selling, general and
Administrative                      2,003,743     2,815,485    (28.8)      818,247      443,964     84.3
Losses (Gains) on sale of equipment,
impairment of equipment held for       46,052        43,742      5.3             -      (35,382)  (100.0)
sale and debt settlement
Interest Expense                      590,732       128,505    359.7       167,464       84,514     98.1
Net Losses                        $(3,314,231)  $(3,443,400)    (3.8)  $(1,221,156)  $ (706,252)    72.9

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003. Unless otherwise noted, references to 2004 represent the nine-month period ended September 30, 2004 and references to 2003 represent the nine-month period ended September 30, 2003.

     REVENUES. Total revenue decreased by $157,789 or 46.7% to $180,174 in 2004, from $337,963 in 2003. This occurred because we discontinued certain ancillary services such as web development, custom software development and dial up ISP services so that we may focus entirely on our core products. Software and license fee revenues were unchanged at $-0- for both 2004 and 2003. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $98,391 in 2004 and $313,014 in 2003, a decrease of $214,623 or 68.5%. Revenues from sales of the BioVault(TM) were $81,783 in 2004 compared to $24,949 in 2003. Revenues from the licensing of the Q300 (discussed below) were $25,000 in 2004 compared to $-0- in 2003. Revenues from the maintenance of our existing IRP customers were $5,200 in 2004 compared to $5,200 in 2003.

     During 2003, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the fourth quarter of 2003. We believe that the high cost of the BioVault was an impediment to its sales. As a result, we developed a less expensive version of the BioVault. Now that our key products such as PrintIt123 (formerly IRP), ScanIt123 (formerly IRPlicator) and the BioVault(TM) have formally come to market, we expect to generate increased revenues from these products during the fourth quarter of 2004.
     During 2004, we entered into a pilot program for our PrintIt123 products with AlphaGraphics, Inc., and Sir Speedy/PIP both of whom are internationally franchised chains of print shops. In the fourth quarter 2004, we entered into sales agreements with several state college and university systems for our PrintIT123 product. Georgia Tech and the University of Mississippi each purchased for cash a prepackaged bundle of remote print transactions using our ASP service, which is to say that they are entitled to use our software, which is provided solely through hosting services run on our servers. In addition, in 2004 we entered into a license agreement with Security Marketing Group, LLC or SMG for the Q300. SMG is required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31, 2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold by them. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. Management is uncertain as to the collectibility of the $1,975,000 balance of the license fee pertaining to the license agreement with SMG. Failure to pay amounts due under this agreement constitutes an event of default. In such circumstance, SMG, after receiving written notice from us, has 30 days to cure such breach. If the breach is not cured, we shall have the right to terminate the agreement without further liability and SMG must return all intellectual properties to us. We are currently in discussions with other companies for the license of our other biometric technology products. As of September 30, 2004 the likelihood of collectibility of the $1,975,000 balance is low we are in discussions with the principals of SMG regarding a restructuring of the contact.

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005.

     COST OF SERVICES AND PRODUCT SALES. Cost of services and product sales were $853,878 in 2004 and $793,631 in 2003, an increase of $60,247 or 7.6%. This increase was primarily attributable to decreased production costs associated with decreased sales as a result of redesigning our products. We also increased depreciation and amortization expense that was $422,449 in 2004 and $338,461 in 2003, an increase of $83,988 or 24.8%. This increase is attributable to the amortization on intellectual properties W.M.W. Communications, Inc., Smart Biometrics, Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2,003,743 in 2004 and $2,815,485 in 2003, a decrease of $811,742 or 28.8%. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,627,896 together with $100,584 of additional losses on debt settlements, sales of assets and debt discount accretion incurred in 2003. The overall decrease was offset in part by increases in selling costs and costs associated with being a public company. We increased our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from the overall growth of our operations.

     Our total payroll was $979,360 for 2004 and $493,592 for 2003. This increase in payroll is attributable to our growth from 19 employees in 2003, to 24 employees in 2004, and the hiring of three new executives. The increase in payroll has reduced our liquidity and decreased our cash flow for 2004. We can further expect that payroll will continue to reduce our liquidity and cash flow for the next six months as we bring our products to market. Once we establish continued sales for our software and biometric products, we expect that the payroll burden will be reduced as a percentage of total revenue. We increased our payroll in 2004 and we expect to continue to increase payroll in the fourth quarter of 2004 because we plan to hire five to seven sales professionals to sell our products to end users. We believe that this will supplement the distribution of our products through value-added resellers and other resellers. We also plan to increase our engineering and technical staff to meet growing demand for those services.

     LOSSES ON SALE OF EQUIPMENT, IMPAIRMENT OF EQUIPMENT HELD FOR SALE AND DEBT SETTLEMENT. A loss of $40,706 was recognized on the remaining value of equipment held for resale.

     INTEREST EXPENSE. Interest expense was $590,732 in 2004 and $128,505 in 2003, an increase of $462,227 or 359.7 %. This increase is attributable to the increase in loans from shareholders, long-term debt, notes payable and debt discounts recorded on the notes payable.

     NET LOSSES. We incurred net losses of $3,314,231 in 2004 and $3,443,400 in 2003, a decrease of $129,169 or 3.8%. The decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,627,896 together with $100,584 of additional losses on debt settlements, sales of assets and debt discount accretion incurred in 2003. We expect to incur additional net losses through the fourth quarter of 2004 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the fourth quarter of 2004 using proceeds from sales of our products. The Company presently requires sales of approximately $300,000 per month to provide a positive cash flow.

     QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003. Unless otherwise noted, references to 2004 represent the quarter period ended September 30, 2004 and references to 2003 represent the quarter period ended September 30, 2003.

     REVENUES. Total revenue decreased by $56,938 or 54.8 % to $46,921 in 2004, from $103,859 in 2003. This occurred because we discontinued certain ancillary services such as web development, custom software development and dial up ISP services so that we may focus entirely on our core products. Software and license fee revenues were unchanged at $-0- for both 2004 and 2003. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $28,252 in 2004 and $79,959 in

2003, a decrease of $51,707 or 64.7%. Revenues from sales of the BioVaultTM were $18,669 in 2004 compared to $23,900 in 2003 a decrease of $5,231 or 21.9%.

     During 2003, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the fourth quarter of 2003. We believe that the high cost of the BioVault was an impediment to its sales. As a result, we developed a less expensive version of the BioVault. Now that our key products such as PrintIt123 (formerly IRP), ScanIt123 (formerly IRPlicator) and the BioVaultTM have formally come to market, we expect to generate increased revenues from these products during the fourth quarter of 2004.

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005.

     COST OF SERVICES AND PRODUCT SALES. Costs of services and product sales were $282,366 in 2004 and $317,015 in 2003, a decrease of $34,649 or 10.9%. This decrease was primarily attributable to decreased production costs associated with decreased sales as a result of redesigning our products. Depreciation and amortization expense were $140,025 in 2004 and $140,649 in 2003, a decrease of $624 or 0.4%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $818,247 in 2004 and $443,964 in 2003, an increase of $374,283 or 84.3%. We increased our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from the overall growth of our operations. Selling, general and administrative expenses include depreciation and amortization expense.

     Our total payroll was $427,847 in 2004 and $180,307 in 2003. This increase in payroll is attributable to our growth from 19 employees in 2003, to 24 employees in 2004, and the hiring of three new executives. The addition of the employees and the payment of shareholder salaries has negatively impacted liquidity and cash flow for 2004. We can further expect that payroll will continue to reduce our liquidity and cash flow for the next six months as we bring our products to market. Once we establish continued sales for our software and biometric products the payroll burden will be reduced as a percentage of total revenue. We increased our payroll in 2004 and we expect to continue to increase payroll in the fourth quarter of 2004 because we plan to hire five to seven sales professionals to sell our products to end users. We believe that this will supplement the distribution of our products through value-added resellers and other resellers. We also plan to increase our engineering and technical staff to meet growing demand for those services.

     LOSSES ON SALE OF EQUIPMENT, IMPAIRMENT OF EQUIPMENT HELD FOR SALE AND DEBT SETTLEMENT. No additional loss was recognized on the remaining value of equipment held for resale.

     INTEREST EXPENSE. Interest expense was $167,464 in 2004 and $84,514 in 2003, an increase of $82,950 or 98.1 %. This increase is attributable to the increase in loans from shareholders, long-term debt, notes payable and debt discounts recorded on the notes payable.

     NET LOSSES. We incurred net losses of $1,221,156 in 2004 and $706,252 in 2003, an increase of $514,904 or 72.9 %. This increase is the result of decreases in revenues as noted above and increases in selling, general and administrative expenses necessary to sell and market our products. We expect to incur additional net losses through the fourth quarter of 2004 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the fourth quarter of 2004 using proceeds from sales of our products. The Company presently requires sales of approximately $300,000 per month to provide a positive cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Our principal use of cash in our operating activities is for selling general and administrative expenses. Our principal source of liquidity has historically been from financing activities. We believe that cash provided by our operating and financing activities will provide adequate resources to satisfy our working capital, liquidity and anticipated capital expenditure requirements for approximately two months. At such time, we will need to obtain additional financing to continue our operations.

     OPERATING  ACTIVITIES

     Net cash used in operating activities was $2,356,290 for 2004, as a result of the net loss during the period of $3,314,231, offset by non-cash expenses of $1,035,971, increases in accrued shareholder salaries of $105,000 and net decrease in working capital items totaling $183,030.

     INVESTING AND FINANCING ACTIVITIES

     Net cash used for investing activities was $434,605 for 2004, due to purchases of equipment of $25,575, leasehold improvements of $338,501 and cash paid for the acquisition of W. M. W. Communications, Inc. of $70,529.

     Net cash provided by financing activities was $3,254,832 for 2004. Proceeds from the notes payable accounted for $1,175,000, long-term debt $2,328,936 and sales of common stock accounted for $932,825 and were offset by commissions of $139,008 for net proceeds of $793,817. Payments of long-term debt used cash of $218,944 and repayments of notes and debentures and repayments of shareholder loans used cash of $823,977.

     Current liabilities of $4,099,097 exceed current assets of $615,387 by $3,483,710. Of that amount, $1,677,241 or 40.9% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows, equity capital infusions. Also included in current liabilities is $358,541 of accounts payable owed by the former Brekel Group, Inc. We are negotiating to settle these liabilities related to the former Brekel Group, Inc. at amounts less than the amounts recorded in the balance sheet. We are unable to estimate an expected settlement below the carrying amount at this time. We expect that these liabilities will be settled for cash.

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

     The new lease for 24,085 square feet is effective July 1, 2004 for a period of seventy-two months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to six percent per annum. The components of the note payable are $893,112 of deferred rent and $706,888 of tenant improvements. Commencing on August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month.

     The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows as of September 30, 2004:

             Year        Rentals    Maturities
           ----------  ----------  -----------

           2004        $   37,423  $   230,703

           2005           190,555      234,181

           2006           206,262      248,624


           2007           210,483      263,959

           2008           214,808      280,239

           Thereafter     329,986      305,168
                       -----------------------

                       $1,189,517  $ 1,562,874
                       =======================

     Since December 31, 2003, we sold securities in six separate private placements. As a result, we have received during the year ended September 30, 2004 total net proceeds of $793,817 and most of this amount is reflected as additional paid-in capital in our financial statements for the period ended September 30, 2004. We also received $400,000 of proceeds from a loan in January 2004, $775,000 in September 2004, and $2,000,000 from a secured convertible term note described below.

     On September 7, 2004, we entered into a loan agreement with Eagle Financial, LLC, for a principal loan amount of $200,000 under a promissory note bearing interest at eight percent (8%). The principal becomes due on March 7, 2005 and the interest is due monthly. In connection with this loan, the Company issued one warrant to the holder to purchase 400,000 shares of its common stock at an exercise price of $0.66 per share.

     On September 30, 2004, we entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $500,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 1,300,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest become due on March 30, 2005.

     On September 30, 2004, we entered into a loan agreement with Lee Harrison Corbin for a principal loan amount of $75,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 195,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest become due on March 30, 2005.

     On April 27, 2004, pursuant to a Securities Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note with Laurus Master Fund, Ltd. The note has a term of three years and accrues interest at an annual rate equal to the "prime rate" (4.25% at September 30, 2004) published in the Wall Street Journal plus 2%. The note is convertible into shares of our common stock at a conversion price of $0.66 per share as amended.

     In connection with the sale of the note, we issued the purchaser a common stock purchase warrant to purchase up to 666,666 shares of our common stock at prices ranging from $0.83 per share to $1.16 per share as amended. Also in connection with the sale of the note, we agreed to register for resale the shares of common stock into which the note is convertible and the warrant is exercisable.

     We believe that the proceeds from the Laurus transaction will not be adequate to support our operations while we build sales revenues from our products. We believe that the proceeds from the Laurus transaction will be used in approximately two months. At such time, we will need to obtain additional financing to continue our operations. To help support our operations we borrowed $775,000 during September of 2004 under short-term promissory notes due in March 2005 as described above.

     We are currently seeking additional financing of approximately $3,000,000, plus we expect to draw the remaining $1,000,000 committed to us under the Laurus agreement during the first half of 2005. To the extent this occurs, we will likely be obligated to file a registration statement with the SEC, which we believe, depending on the length of the registration process, may distract management and divert company resources away from our core operating activities. We believe that, to the extent obtained and cleared by the SEC, such financing will be adequate to support our operations until fully supported by revenues.

     RECENT EVENTS

     Effective October 27, 2004, we entered into an Amendment and Waiver to Securities Purchase Agreement and Related Agreements with Laurus Master Fund, Ltd. amending the following agreements previously entered into by us and Laurus on April 27, 2004: (a) the securities purchase agreement; (b) secured convertible term note; (c) the common stock purchase warrant; and (d) the registration rights agreement.

     Pursuant to this agreement, Laurus: (a) waived our technical default of
Section 6.12(f) of the Securities Purchase Agreement for failing to obtain their approval of the recent financing transactions described below; and (b) in satisfaction of due and unpaid fees of $49,333, incurred by us for failing to cause this registration statement registering the shares underlying the note and the warrant to be declared effective by the SEC by August 30, 2004, we issued to Laurus a warrant to purchase 470,000 shares of our common stock at an exercise price of $0.33 per share.

     Pursuant to this agreement, Laurus will not require us to make principal or interest payments under the secured convertible term note until May 2, 2005. Thereafter, we promised to pay Laurus $75,758 per month, together with any accrued and unpaid interest, until the maturity date of the secured convertible term note. The secured convertible term note was further amended by decreasing the fixed conversion price of the secured convertible term note from $0.66 per share to $0.33 per share.

     The securities purchase agreement was amended to permit us to incur unsecured subordinated indebtedness in the aggregate principal amount not to exceed $1,025,000, so long as such indebtedness is subordinated to the our debt to Laurus. The $775,000 in additional financing, as more fully described in: (a) the Form 8-K filed with the SEC on September 13, 2004; and (b) the Form 8-K filed with the SEC on October 4, 2004, is included in this amount.

     The common stock purchase warrant was amended by decreasing the exercise price of the common stock purchase warrant to equal as follows: (a) $0.41 for the first 222,222 shares; (b) $0.50 for the next 222,222 shares; and (c) $0.58 for any additional shares acquired under the common stock purchase warrant.

     The registration rights agreement was amended to lengthen the date that our registration statement registering the shares underlying the secured convertible term note and each of the common stock purchase warrants must be declared effective by the SEC from August 30, 2004 to December 19, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as defined by Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting (as defined by Rule 15(d)-15(f) of the Exchange Act), and there have been no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal control over financial reporting during the period covered by this report.

PART II: OTHER INFORMATION
---------------------------

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
--------------------------------------

     The information provided in Part I, Item 2 of this Quarterly Report on Form 10-QSB under the caption "Recent Events" is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  EXHIBITS:

2.1   Agreement and Plan of Merger. (1)
2.2   Stock Exchange Agreement and Plan of Reorganization. (2)
2.3   Asset Purchase Agreement. (3)


2.4   Agreement and plan of acquisition between Fingerprint Detection Technologies, Inc., a Florida corporation,
      UTEK Corporation, a Delaware corporation, and Sequiam Corporation, Inc., a California corporation. (4)
2.5   Asset Purchase Agreement with Smart Biometrics, Inc. (5)
2.6   Asset  Purchase  Agreement  with  Telepartners,  Inc. (6)
2.7   Stock  Exchange  Agreement  and  Plan  of Reorganization among Sequiam Corporation  and  the
      Shareholders  of Brekel Group, Inc., dated June 17,2002 (7)
3.1   Articles of Incorporation (Charter Document).8
3.2   Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002.9
3.3   Bylaws. (8)
3.4   Amendment to our Bylaws, dated July 18, 2002. (10)
10.1  Lease Agreement by and between Sequiam Sports, Inc. and EastGroup Properties, L.P. (11)
10.2  Promissory Note, dated as of July 1, 2004, made by Sequiam Corporation in favor of EastGroup Properties,
      L.P. (11)
10.3  Developer's License Agreement, dated as of July 15, 2004, by and between Sequiam Corporation and
      Blackboard, Inc. (11)
10.4  Agreement, dated as of August 19, 2004, by and between Sequiam Corporation and the National Rifle
      Association of America. (11)
10.5  Promissory Note, dated as of September 7, 2004, made by Sequiam Corporation in favor of Eagle Funding,
      LLC (11)
10.6  Promissory Note, dated as of September 30, 2004, made by Sequiam Corporation in favor of Lee Harrison
      Corbin (11)
10.7  Promissory Note, dated as of September 30, 2004, made by Sequiam Corporation in favor of Lee Harrison
      Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen (11)
10.8  Employment Agreement with David Dobkin (11)
10.9  Employment Agreement with Marianne Morrison (11)
21.1  Subsidiaries*
31.1  Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation,
      pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
31.2  Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam
      Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
32.1  Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation,
      pursuant to 18 U.S.C. Section 1350.*
32.2  Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam
      Corporation, pursuant to 18 U.S.C. Section 1350.*

(b)  REPORTS  ON  FORM 8-K:  THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING
THE  QUARTER  ENDING  SEPTEMBER  30,  2004:

     Form 8-K filed on September 13, 2004, reporting under Item 2.03, that on September 7, 2004, the Company entered into a loan agreement with Eagle Funding, LLC.

_______________________________

*  Filed  herewith

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2002.

(2) Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2002.

(3) Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2003.

(4) Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 19, 2003.

(5) Incorporated by this reference to our Form 8-K filed with the Securities and Exchange Commission on May 23, 2003.

(6) Incorporated by reference from our Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on October 3, 2003.

(7) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2002.

(8) Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 13, 2000.

(9) Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 20, 2002.

(10) Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2002.

(11) Incorporated by reference from our Form SB-2/A (Amendment No. 3), filed with the Securities and Exchange Commission on November 5, 2004.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION


Date: November 22, 2004

By: /s/ Nicholas H. VandenBrekel
---------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer and President


Date: November 22, 2004

By: /s/ Mark L. Mroczkowski
---------------------------------------------
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer