Form 10QSB/A
period 2004-09-30
SEQUIAM CORP
filed 2004-12-14
CIK 1123606

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

Commission File Number 333-45678

                               SEQUIAM CORPORATION
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                33-0875030
     (State or other jurisdiction of                   (I.R.S.Employer
     incorporation or organization)                    Identification No.)

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

The number of shares of the Registrant's Common Stock outstanding as of November 10, 2004 was 46,822,527

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):     Yes [ ] No [X]

================================================================================

--------------------------------------------------------------------------------

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A is being filed to amend Part I, Items 1 and 2 of the Company's Quarterly Report on Form 10-QSB for the nine months ended September 30, 2004, filed on November 22, 2004 (the "Original 10-QSB"). This Amendment No. 1 updates only the information regarding the Company's Financial Statements in Part I, Item 1 and the Company's Management's Discussion and Analysis in Part I, Item 2. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         SEQUIAM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30, 2004
                                                 (Unaudited)         December 31, 2003
                                             --------------------   ------------------
ASSETS
Current assets:
   Cash                                      $           615,387   $          151,450
   Accounts receivable, net                                    -                7,047
   Prepaid expenses                                            -               21,067
   Equipment held for sale                                     -               40,706
                                             --------------------  -------------------
Total current assets                                     615,387              220,270
Property and equipment, net                            1,366,398            1,174,866
Software development costs, net                           88,495              108,916
Acquired software, net                                   177,600              230,400
Intellectual properties, net                             824,175              985,645
Deposits and other assets                                232,554               22,788
                                             --------------------  -------------------
Total assets                                 $         3,304,609   $        2,742,885
                                             ====================  ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Amount due for acquisition                $                 -   $           70,529
   Notes and debentures payable                        1,288,677              592,322
   Accounts payable                                      546,536              573,860
   Accrued expenses                                       62,739              181,301
   Current portion of long-term debt                     523,904               95,131
   Loans from shareholders                               357,449              695,300
   Accrued shareholder salaries                        1,319,792            1,214,792
                                             --------------------  -------------------
Total current liabilities                              4,099,097            3,423,235
Long-term debt                                         2,643,179            1,175,933
                                             --------------------  -------------------
Total liabilities                                      6,742,276            4,599,168
                                             --------------------  -------------------
Shareholders' deficit:
   Common shares                                          46,752               43,863
   Additional paid-in capital                          6,431,653            4,701,695
   Accumulated deficit                                (9,916,072)          (6,601,841)
                                             --------------------  -------------------
Total shareholders' deficit                           (3,437,667)          (1,856,283)
                                             --------------------  -------------------
Total liabilities and shareholders' deficit  $         3,304,609   $        2,742,885
                                             ====================  ===================


See accompanying notes to condensed consolidated financial statements.


                                   SEQUIAM CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                For the Three Months Ended       For the Nine Months Ended
                                                      September 30,                    September 30,
                                                  2004             2003            2004            2003
                                             ---------------  --------------  --------------  --------------
Revenues
   Services                                  $       28,252   $      79,959   $      98,391   $     313,014
   Product sales                                     18,669          23,900          81,783          24,949
                                             ---------------------------------------------------------------

Total Revenues                                       46,921         103,859         180,174         337,963

Costs and expenses:
   Cost of services                                 221,200         298,052         680,215         774,668
   Cost of product sales                             61,166          18,963         173,663          18,963
   Selling, general and administrative              818,247         443,964       2,003,743       2,815,485
   Loss (gain) on sale of equipment                       -         (15,855)           (146)         25,584
   Loss on impairment of equipment held for               -               -          40,706          75,000
     sale
   Loss (gain) on debt settlement                         -         (19,527)          5,492         (56,842)
                                             ---------------------------------------------------------------

Total costs and expenses                          1,100,613         725,597       2,903,673       3,652,858
                                             ---------------------------------------------------------------

Loss from operations                             (1,053,692)       (621,738)     (2,723,499)     (3,314,895)

Interest expense, net                              (167,464)  $     (84,514)       (590,732)       (128,505)
                                             ---------------------------------------------------------------

         Net loss
                                             $   (1,221,156)  $    (706,252)  $  (3,314,231)  $  (3,443,400)
                                             ===============================================================
Net loss per common share:
   Basic and diluted                         $        (0.03)  $       (0.02)  $       (0.07)  $       (0.09)

Shares used in computation of net loss per
common share - Basic and diluted weighted
average shares outstanding                       46,506,905      39,819,644      45,974,767      37,471,353


See accompanying notes to consolidated financial statements

                                SEQUIAM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                Nine Months Ended September 30, 2004
                                            (Unaudited)


                                       Common Shares
                                                             Additional
                                      Shares         Par      Paid-in    Accumulated
                                    Outstanding     Value     Capital      Deficit        Total
                                    ---------------------------------------------------------------
Balance at December 31, 2003         43,863,218  $43,863  $ 4,701,695   $ (6,601,841)  $(1,856,283)
Sale of common shares                 2,186,257    2,186      791,631              -       793,817
Warrants issued in connection with
  loan agreement                              -        -      691,420              -       691,420
Common shares issued for services       683,291      684      231,858              -       232,542
Shares issued to correct error           19,047       19          (19)             -             -
Debt assumed with the acquisition
  of Telepartners, Inc.                       -        -       15,068              -        15,068
Net loss                                      -        -            -     (3,314,231)   (3,314,231)
                                    ---------------------------------------------------------------
Balance at September 30, 2004        46,751,813  $46,752  $ 6,431,653   $ (9,916,072)  $(3,437,667)
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

                      SEQUIAM CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

Non-cash activities:                                          2004      2003
--------------------                                        --------  --------
Common Stock issued to correct error                        $     19         -
Liabilities assumed with acquisition of Telepartners, Inc.  $ 15,068         -
Warrants issued in connection with loan agreements          $691,420  $400,000
Beneficial conversion feature on convertible debt                  -  $400,000
Common stock issued for acquisition of WMW Communications          -  $150,000
Common stock issued for acquisition of Smart Biometrics            -  $750,000
Common stock issued for acquisition of Telepartners                -  $149,933

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

NOTE 5 - INTANGIBLE ASSETS

As of September 30, 2004, intangible assets consist of the following:

                                            GROSS                       NET
                            AMORTIZATION   CARRYING    ACCUMULATED    CARRYING
                               PERIOD       AMOUNT    AMORTIZATION     AMOUNT
                            ---------------------------------------------------
Software Development Costs       5        $  136,145  $      47,650  $   88,495

Acquired Software                5           288,000        110,400     177,600

Intellectual Properties          5         1,112,718        288,543     824,175
                                          -------------------------------------

                                          $1,536,863  $     446,593  $1,090,270
                                          =====================================

     Amortization expense amounted to $249,759 and $68,415 for the nine months ended September 30, 2004 and 2003 and $76,092 and $47,208 for three months ended September 30, 2004 and 2003, respectively.

     The estimated future amortization expense for each of the five succeeding years is as follows:

                     SEPTEMBER 30:
                         2005                $  304,359
                         2006                   304,359
                         2007                   304,359
                         2008                   177,193
                                           -------------
                                             $1,090,270
                                           =============


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

     The preceding information is summarized as follows at September 30 2004:

                                           Face       Debt      Carrying
                                          Amount    Discount     Amount
                                        ----------  ---------  ----------
Promissory note - Lee Harrison Corbin-
Trustee for John Svenningsen            $  400,000  $  77,141  $  322,859
Promissory note - Lee Harrison Corbin-
Trustee for John Svenningsen               400,000          -     400,000
Precision Partners and GE Capital          113,874          -     113,874
Promissory note - Eagle Financial          200,000     83,871     116,129
Promissory note - Lee Harrison Corbin-
Trustee for John Svenningsen               500,000    207,987     292,013
Promissory note - Lee Harrison Corbin       75,000     31,198      43,802
                                        ---------------------------------
Total                                   $1,688,874  $ 400,197  $1,288,677
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

              Year          Rentals         Maturities
              ----          -------         ----------
          2005             $   37,423       $   230,703
          2006                190,555           234,181
          2007                206,262           248,624
          2008                210,483           263,959
          2009                214,808           280,239
          Thereafter          329,986           305,168
                           ----------------------------
                           $1,189,517       $ 1,562,874
                           ============================

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


                    Year            Maturities
                    ----            -----------
                    2005            $   378,780
                    2006                909,096
                    2007                530,306
                                    -----------
                                    $ 1,818,182
                                    ===========


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

NOTE 13 - SUBSEQUENT EVENTS

     Effective as of October 27, 2004, the Company entered into an Amendment and Waiver to Securities Purchase Agreement and Related Agreements (the "Amendment") with Laurus amending the following agreements previously entered into by the Company and Laurus on April 27, 2004: (a) the Securities Purchase Agreement; (b) Secured Convertible Term Note (the "Note"); (c) the Common Stock Purchase Warrant (the "Warrant"); and (d) the Registration Rights Agreement. This agreement was entered into in reliance upon exemptions from registration pursuant to Section 3 (a)(9) of the Securities Act of 1933, as amended.

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

     The Securities Purchase Agreement was amended to permit the Company to incur unsecured subordinated indebtedness in the aggregate principal amount not to exceed $1,025,000, so long as such indebtedness is subordinated to the Company's debt to Laurus. The $875,000 in additional financing, as more fully described below and in: (a) the Form 8-K filed with the SEC on September 13, 2004; and (b) the Form 8-K filed with the SEC on October 4, 2004, is included in this amount.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION AND ANALYSISOF FINANCIAL POSITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
---------------

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

     The following table shows the proportion of total revenues by segment in the three and nine-month period ended September 30, 2004.

     PERIOD         INFORMATION MANAGEMENT   SAFETY AND SECURITY    TOTAL
------------------  -----------------------  --------------------  --------

Three Months ended
September 30, 2004  $                28,252  $             18,669  $ 46,921


Nine Months ended
September 30, 2004  $                98,391  $             81,783  $180,174


RESULTS OF OPERATIONS

     The following table sets forth information regarding our financial results for 2004 and 2003.

                                       Nine Months Ended                   Three Months Ended
                                  --------------------------           -------------------------
                                         September 30,           %            September 30,          %
                                  --------------------------  -------  -------------------------  -------
                                      2004          2003      Change       2004         2003      Change
                                  ------------  ------------  -------  ------------  -----------  -------
Revenue                           $   180,174   $   337,963    (46.7)  $    46,921   $  103,859    (54.8)
Costs of services and product
sales                                 853,878       793,631      7.6       282,366      317,015    (10.9)
Selling, general and
administrative                      2,003,743     2,815,485    (28.8)      818,247      443,964     84.3
Losses (gains) on sale of
equipment, impairment of               46,052        43,742      5.3             -      (35,382)  (100.0)
equipment held for sale and debt
settlement
Interest Expense                      590,732       128,505    359.7       167,464       84,514     98.1
Net Losses                        $(3,314,231)  $(3,443,400)    (3.8)  $(1,221,156)  $ (706,252)    72.9

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003. Unless otherwise noted, references to 2004 represent the nine-month period ended September 30, 2004 and references to 2003 represent the nine-month period ended September 30, 2003.

     REVENUES. Total revenue decreased by $157,789 or 46.7% to $180,174 in 2004, from $337,963 in 2003. This occurred because we discontinued certain ancillary services such as web development, custom software development and dial up ISP services so that we may focus entirely on our core products. Software and license fee revenues were unchanged at $-0- for both 2004 and 2003. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $98,391 in 2004 and $313,014 in 2003, a decrease of $214,623 or 68.5%. Revenues from sales of the BioVaultTM were $81,783 in 2004 compared to $24,949 in 2003. Revenues from the licensing of the Q300 (discussed below) were $25,000 in 2004 compared to $-0- in 2003. Revenues from the maintenance of our existing IRP customers were $5,200 in 2004 compared to $5,200 in 2003.

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

     During 2004, we entered into a pilot program for our PrintIt123 products with AlphaGraphics, Inc., and Sir Speedy/PIP both of whom are internationally franchised chains of print shops. In the fourth quarter 2004, we entered into sales agreements with several state college and university systems for our PrintIT123 product. Georgia Tech and the University of Mississippi each purchased for cash a prepackaged bundle of remote print transactions using our ASP service, which is to say that they are entitled to use our software, which is provided solely through hosting services run on our servers. In addition, in 2004 we entered into a license agreement with Security Marketing Group, LLC or SMG for the Q300. SMG is required to pay to us a license fee of $2,000,000 cash, payable $25,000 upon execution and delivery of the license agreement, and the balance on or before December 31,

2004. In addition to the license fee, SMG is required to pay us a monthly royalty of $20.00 for every unit sold by them. We also received a non-dilutive 8% interest in Security Marketing Group, LLC as part of the license agreement. Management is uncertain as to the collectibility of the $1,975,000 balance of the license fee pertaining to the license agreement with SMG. Failure to pay amounts due under this agreement constitutes an event of default. In such circumstance, SMG, after receiving written notice from us, has 30 days to cure such breach. If the breach is not cured, we shall have the right to terminate the agreement without further liability and SMG must return all intellectual properties to us. We are currently in discussions with other companies for the license of our other biometric technology products. As of September 30, 2004 the likelihood of collectibility of the $1,975,000 balance is low. We are in discussions with the principals of SMG regarding a restructuring of the contract.

     As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2004 and early 2005.

     COST OF SERVICES AND PRODUCT SALES. Cost of services and product sales were $853,878 in 2004 and $793,631 in 2003, an increase of $60,247 or 7.6 %. This increase was primarily attributable to decreased production costs associated with decreased sales as a result of redesigning our products. We also increased depreciation and amortization expense that was $422,449 in 2004 and $338,461 in 2003, an increase of $83,988 or 24.8 %. This increase is attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2,003,743 in 2004 and $2,815,485 in 2003, a decrease of $811,742 or 28.8 %. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,627,896 together with $100,584 of additional losses on debt settlements, sales of assets and debt discount accretion incurred in 2003. The overall decrease was offset in part by increases in selling costs and costs associated with being a public company. We increased our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from the overall growth of our operations.

     Our total payroll was $979,360 for 2004 and $493,592 for 2003. This increase in payroll is attributable to our growth from 19 employees in 2003, to 24 employees in 2004, and the hiring of three new executives. The increase in payroll has reduced our liquidity and decreased our cash flow for 2004. We can further expect that payroll will continue to reduce our liquidity and cash flow for the next six months as we bring our products to market. Once we establish continued sales for our software and biometric products, we expect that the payroll burden will be reduced as a percentage of total revenue. Although we increased our payroll in 2004, on December 1, 2004, we reduced our staff from 24 full-time salaried and one part-time hourly employees to four full-time salaried, and two part-time hourly and four full-time unpaid employees and three commission only salespersons. We also terminated three contractors. These and other changes have reduced our monthly cash requirements to approximately $165,000.

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

     NET LOSSES. We incurred net losses of $3,314,231 in 2004 and $3,443,400 in 2003, a decrease of $129,169 or 3.8%. The decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $1,627,896 together with $100,584 of additional losses on debt settlements, sales of assets and debt discount accretion incurred in 2003. We expect to incur additional net losses through the fourth quarter of 2004 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the fourth quarter of 2004 using proceeds from sales of our products. The Company presently requires sales of approximately $200,000 per month to provide a positive cash flow

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003. Unless otherwise noted, references to 2004 represent the quarter period ended September 30, 2004 and references to 2003 represent the quarter period ended September 30, 2003.

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

     COST OF SERVICES AND PRODUCT SALES. Costs of services and product sales were $282,366 in 2004 and $317,015 in 2003, a decrease of $34,649 or 10.9%. This decrease was primarily attributable to decreased production costs associated with decreased sales as a result of redesigning our products. Depreciation and amortization expense were $140,025 in 2004 and $140,649 in 2003, a decrease of $624 or 0.4 %.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $818,247 in 2004 and $443,964 in 2003, an increase of $374,283 or 84.3 %. We increased our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses resulting from the overall growth of our operations. Selling, general and administrative expenses include depreciation and amortization expense.

     Our total payroll was $427,847 in 2004 and $180,307 in 2003. This increase in payroll is attributable to our growth from 19 employees in 2003, to 24 employees in 2004, and the hiring of three new executives. The addition of the employees and the payment of shareholder salaries has negatively impacted liquidity and cash flow for 2004. We can further expect that payroll will continue to reduce our liquidity and cash flow for the next six months as we bring our products to market. Once we establish continued sales for our software and biometric products the payroll burden will be reduced as a percentage of total revenue. Although we increased our payroll in 2004, on December 1, 2004, we reduced our staff from 24 full-time salaried and one part-time hourly employees to four full-time salaried, and two part-time hourly and four full-time unpaid employees and three commission only salespersons. We also terminated three contractors. These and other changes have reduced our monthly cash requirements to approximately $165,000.

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

     NET LOSSES. We incurred net losses of $1,221,156 in 2004 and $706,252 in 2003, an increase of $514,904 or 72.9 %. This increase is the result of decreases in revenues as noted above and increases in selling, general and administrative expenses necessary to sell and market our products. We expect to incur additional net losses through the fourth quarter of 2004 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the fourth quarter of 2004 using proceeds from sales of our products. The Company presently requires sales of approximately $200,000 per month to provide a positive cash flow.

LIQUIDITY  AND  CAPITAL  RESOURCES

     GENERAL

     Our principal use of cash in our operating activities is for selling general and administrative expenses. Our principal source of liquidity has historically been from financing activities. We believe that cash provided by our operating and financing activities will no longer provide adequate resources to satisfy our working capital, liquidity and anticipated capital expenditure requirements at the present time. We are presently attempting to secure additional financing to continue our operations.

     OPERATING ACTIVITIES

     Net cash used in operating activities was $2,356,290 for 2004, as a result of the net loss during the period of $3,314,231, offset by non-cash expenses of $1,035,971, increases in accrued shareholder salaries of $105,000 and net decrease in working capital items totaling $183,030.

     INVESTING AND FINANCING ACTIVITIES

     Net cash used for investing activities was $434,605 for 2004, due to purchases of equipment of $25,575, leasehold improvements of $338,501 and cash paid for the acquisition of W.M.W. Communications, Inc. of $70,529.

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

     The proceeds from the Laurus transaction will not be adequate to support our operations while we build sales revenues from our products. The proceeds from the Laurus transaction have been completely exhausted. As a result, we now need to obtain additional financing to continue our operations. As of the date of this filing, although we have engaged investment bankers to raise additional capital, we have been unable to secure such additional capital. In addition to our efforts to obtain additional permanent financing, we obtained an additional $775,000 in short-term loans in September 2004 and an additional $100,000 in November 2004.

     On December 1, 2004, we reduced our staff from 24 full-time salaried and one part-time hourly employees to four full-time salaried, and two part-time hourly and four full-time unpaid employees and three commission only salespersons. We also terminated three contractors. These and other changes have reduced our monthly cash requirements to approximately $165,000. We estimate that we will require approximately $1,980,000 to fund our operations for the next 12 months.

     The combination of increasing sales, reduced expenses and short-term loans will allow us to continue operations until such time as additional permanent financing can be obtained and then until sales levels allow us to draw the remaining $1,000,000 available under the Laurus agreement. To the extent this occurs, we will likely be obligated to file a registration statement with the SEC, which we believe, depending on the length of the registration process, may distract management and divert company resources away from our core operating activities. We believe that, to the extent obtained and cleared by the SEC, such financing will be adequate to support our operations until fully supported by revenues.

     RECENT EVENTS

     Effective October 27, 2004, we entered into an Amendment and Waiver to Securities Purchase Agreement and Related Agreements with Laurus Master Fund, Ltd. amending the following agreements previously entered into by us and Laurus on April 27, 2004: (a) the securities purchase agreement; (b) secured convertible term note; (c) the common stock purchase warrant; and (d) the registration rights agreement. This agreement was entered into in reliance upon exemptions from registration pursuant to Section 3 (a)(9) of the Securities Act of 1933, as amended.

     Pursuant to this agreement, Laurus: (a) waived our technical default of
Section 6.12(f) of the Securities Purchase Agreement for failing to obtain their approval of the recent financing transactions described below; and (b) in satisfaction of due and unpaid fees of $49,333, incurred by us for failing to cause our registration statement registering the shares underlying the note and the warrant to be declared effective by the SEC by August 30, 2004, we issued to Laurus a warrant to purchase 470,000 shares of our common stock at an exercise price of $0.33 per share.

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

     The securities purchase agreement was amended to permit us to incur unsecured subordinated indebtedness in the aggregate principal amount not to exceed $1,025,000, so long as such indebtedness is subordinated to the our debt to Laurus. The $875,000 in additional financing, as more fully described above and in: (a) the Form 8-K filed with the SEC on September 13, 2004; and (b) the Form 8-K filed with the SEC on October 4, 2004, is included in this amount.

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

                                   SIGNATURES
                                   -----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEQUIAM  CORPORATION


Date:  December 14, 2004

By:  /s/ Nicholas H. VandenBrekel
-----------------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer and President


Date: December 14, 2004

By:  /s/ Mark L. Mroczkowski
-----------------------------------------------------------
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer