Form 10QSB/A
period 2004-09-30
SEQUIAM CORP
filed 2004-12-17
CIK 1123606

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2
                         (Amending Part I - Items 1 & 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A is being filed to amend Part I, Items 1 and 2 of the Company's Quarterly Report on Form 10-QSB for the nine months ended September 30, 2004, filed on November 22, 2004 (the "Original 10-QSB"). This Amendment No. 2 updates only the information regarding the Company's Financial Statements in Part I, Item 1 and the Company's Management's Discussion and Analysis in Part I, Item 2. This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-QSB.

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

                      SEQUIAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Nine months Ended
                                                         September 30,
                                                       2004          2003
                                                   ------------  ------------
Cash flows from operating activities:
Net loss                                           $(3,314,231)  $(3,443,400)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                          422,449       338,461
Accretion of debt discount                             334,928        94,643
Issuance of common stock in exchange for services      232,542     1,627,896
(Gain) loss on sale of equipment                          (146)       25,584
Loss on impairment of equipment held for sale           40,706        75,000
Loss (gain) on debt settlement                           5,492       (56,842)
Decrease in accounts receivable                          7,047         7,240
Increase in prepaid expenses and other assets         (188,699)      (82,636)
Increase in bank overdraft                                   -        26,777
(Decrease) increase in accounts payable                (32,816)       52,820
Increase in accrued shareholders salaries              105,000       270,000
Decrease in other accrued expenses                      31,438      (156,251)
                                                   ------------  ------------
Net cash used for operating activities              (2,356,290)   (1,220,708)
                                                   ------------  ------------

Cash flows from investing activities:
Leasehold Improvements                                (338,501)            -
Equipment purchases                                    (25,575)            -
Proceeds from sales of equipment                             -        35,346
Cash paid for WMW Communications                       (70,529)      (93,827)
Software development costs capitalized                       -       (12,949)
Net cash used for investing activities                (434,605)      (71,430)
                                                   ------------  ------------

Cash flows from financing activities:
Sale of Common Stock                                   793,817       660,502
Proceeds from Long-Term Debt                         2,328,936       250,000
Payment of Long-Term Debt                             (218,944)       (4,286)
Proceeds from Note Payable                           1,175,000       550,000
Payment of Notes and Debentures Payable               (486,126)            -
Repayments of shareholder loans                       (337,851)            -
                                                   ------------  ------------
Net cash provided by financing activities            3,254,832     1,206,216
                                                   ------------  ------------
Net change in cash                                     463,937       (85,922)
Cash, beginning of period                              151,450        85,922
                                                   ------------  ------------
Cash, end of period                                $   615,387   $         -
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

MANAGEMENT'S PLANS

     As of September 30, 2004, the Company has a working capital deficit and has incurred significant losses from operations since its inception. Senior management of the Company has represented its positive intent and ability to fund the operations, including debt service payments, of Sequiam Corporation and Subsidiaries on an as needed basis. Additionally, management is seeking to obtain working capital through convertible debt arrangements, the use of investment bankers and the continued sale of its stock. Management is also seeking to reduce its working capital needs as outlined below.

     Although management has engaged investment bankers to raise additional capital, the Company has been unable to secure such additional capital. In addition to its efforts to obtain additional permanent financing, the Company obtained an additional $775,000 in short-term loans in September 2004 and an additional $100,000 in November 2004.

     On December 1, 2004, the Company reduced its staff from 24 full-time salaried and one part-time hourly employees to four full-time salaried, and two part-time hourly and four full-time unpaid employees and three commission only salespersons. The Company also terminated three contractors. These and other changes have reduced the Company's monthly cash requirements to approximately $165,000. The Company estimates that it will require approximately $1,980,000 to fund its operations for the next 12 months.

     The combination of increasing sales, reduced expenses and short-term loans will allow the Company to continue operations until such time as additional permanent financing can be obtained and then until sales levels allow it to draw the remaining $1,000,000 available under the Laurus agreement. To the extent this occurs, the Company will likely be obligated to file a registration statement with the SEC, which it believes, depending on the length of the registration process, may distract management and divert company resources away from its core operating activities. The Company believes that, to the extent obtained and cleared by the SEC, such financing will be adequate to support its operations until fully supported by revenues.

     The Company's ability to continue as a going concern is dependent upon its ability to execute these plans and ultimately to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL

     Our principal use of cash in our operating activities is for selling general and administrative expenses. Our principal source of liquidity has historically been from financing activities. We believe that cash provided by our operating and financing activities will no longer provide adequate resources to satisfy our working capital, liquidity and anticipated capital expenditure requirements at the present time. At this time, our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises doubt about our ability to continue as a going concern. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Although we are presently attempting to secure additional financing to continue our operations, there is no assurance additional capital will be available on acceptable terms, if at all.

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

     The proceeds from the Laurus transaction will not be adequate to support our operations while we build sales revenues from our products. The proceeds from the Laurus transaction have been completely exhausted. As a result, we now need to obtain additional financing to continue our operations. As of the date of this report, although we have engaged investment bankers to raise additional capital, we have been unable to secure such additional capital. In addition to our efforts to obtain additional permanent financing, we obtained an additional $775,000 in short-term loans in September 2004 and an additional $100,000 in November 2004.


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

     The combination of increasing sales, reduced expenses and short-term loans will allow us to continue operations until such time as additional permanent financing can be obtained and then until sales levels allow us to draw the remaining $1,000,000 available under the Laurus agreement. To the extent this occurs, we will likely be obligated to file a registration statement with the SEC, which we believe, depending on the length of the registration process, may distract management and divert company resources away from our core operating activities. We believe that, to the extent obtained and cleared by the SEC, such financing will be adequate to support our operations until fully supported by revenues. However, at this time, our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Although we are presently attempting to secure additional financing to continue our operations, there is no assurance additional capital will be available on acceptable terms, if at all.

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


Date:  December 17, 2004

By:  /s/ Nicholas H. VandenBrekel
-----------------------------------------------------------
Nicholas H. VandenBrekel, Chief Executive Officer and President


Date: December 17, 2004

By:  /s/ Mark L. Mroczkowski
-----------------------------------------------------------
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer