Form 10KSB
period 2004-12-31
SEQUIAM CORP
filed 2005-04-15
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB ☒

Issuer's revenues for its most recent fiscal year: $265,494.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 1, 2005, was approximately $8,997,439 based upon the closing price of the Registrant's Common Stock on such date.

There were 49,985,774 shares of Common Stock outstanding as of March 1, 2005.

Documents incorporated by reference.
Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

INTRODUCTORY NOTE

This Report and other Company communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Item 5, "Management's Discussion and Analysis."

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We were incorporated in California on September 21, 1999 as Wedge Net Experts, Inc. On or about May 1, 2002, we changed our name to Sequiam Corporation and changed our stock symbol from “WNXP” to “SQUM.OB”. On May 19, 2004, our common stock was formally listed on the Frankfurt Stock Exchange under the symbol RSQ. We believe that listing our shares of common stock on the Frankfurt Stock Exchange will increase our profile with investors, both institutional and retail, in Germany and across Europe.

Until the acquisition of Smart Biometrics, Inc. in 2003, we were primarily focused on developing a portfolio of Internet and print enterprise-wide software products and developing custom software, databases and websites for businesses. We also operated as an Internet Service Provider and provided Internet access and web site hosting for our customers who required those services. During this period, our business was operated under one operating segment through our subsidiaries: Sequiam Software, Inc. and Sequiam Communications, Inc.

In 2003, we decided to expand our portfolio of product offerings by biometric technology products. The expansion into the biometric technology industry was based on our belief that the terrorist events of September 11, 2001 and the increased focus on national and personal security created an increased demand for biometric technology solutions. Because of these national and global issues, and because of our existing expertise in software design and development, we believed that we were uniquely positioned to enter the biometric industry. Furthermore, our Chief Technology Officer, Alan McGinn, played an instrumental role in connection with the research and development of the BioVaultTM while associated with Smart Biometrics, Inc.

Today, our operations are divided into two distinct operating segments: Information Management and Safety and Security. Our Information Management segment utilizes our custom software skills, our contacts with the world sports communities and interactive web-based technologies. We formed our Safety and Security segment after our acquisition of Smart Biometrics, Inc. and Fingerprint Detection Technologies, Inc. Through these acquisitions, we acquired: (a) a fingerprint biometric access control system, which will be a key feature in our future product offerings; and (b) a fingerprint detection system which we believe represents a new advancement in that science.

Our Information Management segment consists of the following subsidiaries: (a) Sequiam Software, Inc.; (b) Sequiam Sports, Inc.; and (c) Sequiam Education, Inc. Our Safety and Security segment consists of the following subsidiaries: (a) Sequiam Biometrics, Inc.; and (b) Fingerprint Detection Technologies, Inc.

Development of the Business

Information Management Segment

Three principal shareholders, Nicholas VandenBrekel, Mark Mroczkowski and James Rooney, formed Sequiam Software, Inc. (formerly Sequiam, Inc.) on January 23, 2001, to research, develop, produce and market a document management software product. From its inception until April 1, 2002, Sequiam Software, Inc.’s sole business activity was the development of its software product, Sequiam Document Management System, also referred to as Sequiam DMS.

Acquisition of Brekel Group, Inc. In 2002, we acquired 99.38% of the issued and outstanding common stock of Brekel Group, Inc. We acquired Brekel Group, Inc. for its expertise in digital on-demand publishing and printing and the innovations that it brings to our document management, Internet remote print and print on-demand software applications. We also acquired Brekel Group, Inc. for its contract with the World Olympians Association and its Internet and ExtraNet expertise and product development gained from that project (as more fully described below under the heading “Sequiam Communications, Inc.”). Today, the business of Brekel Group, Inc. is conducted by our subsidiary Sequiam Sports, Inc., which is part of our Information Management segment.

Acquisition of the Assets of W.M.W. Communications, Inc. Effective November 1, 2002, we acquired all of the assets of W.M.W. Communication, Inc., doing business as Access Orlando. We accounted for this transaction as an acquisition of the business of W.M.W. Communications, Inc. We acquired W.M.W. Communications, Inc. for its Internet Remote Print, commonly referred to as “IRP” and Internet Remote Print Duplicator, commonly referred to as “IRPlicator,” software products. IRP is a software product that allows computer users to print remotely to any printer via the Internet. Because IRP is highly complementary to the Sequiam DMS product, we have integrated the two products. W.M.W. Communications, Inc. also acted as an Internet Service Provider, which we incorporated into our business. Through our Internet hosting and collocation services, we host third-party web content on either our server located at our remote network operations center, or on the third party’s server that is located at our remote network operations center. Today, our subsidiary Sequiam Software, Inc. conducts the business of W.M.W. Communication, Inc. which is part of our Information Management segment.

Acquisition of the Assets of Telepartners, Inc. On June 1, 2003, we acquired substantially all of the assets of Telepartners, Inc. located in West Palm Beach, Florida. We accounted this transaction as an acquisition of the business of Telepartners, Inc. Telepartners, Inc. developed supplemental educational products for schoolchildren in grades 1 through 12. The major asset acquired from Telepartners, Inc. was the Extended Classroom™ software, which is a supplemental, educational program consisting of a video lesson library containing the same lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats. Today, our subsidiary Sequiam Education, Inc., conducts the business of Telepartners, Inc. and which is part of our Information Management segment.

Safety and Security Segment

Acquisition of the Assets of Smart Biometrics, Inc. On May 9, 2003, we acquired substantially all of the assets of Smart Biometrics, Inc. located in Sanford, Florida. We accounted for this transaction as an acquisition of the business of Smart Biometrics, Inc. Smart Biometrics, Inc. is engaged in the development of biometric technologies. The BioVault™ technology, which is a secure access denial device that utilizes biometric technology and protocols to recognize a person’s fingerprint to unlock, was the major asset of Smart Biometrics, Inc. Today, our subsidiary Sequiam Biometrics, Inc., conducts the business of Smart Biometrics, Inc. which is a part of our Safety and Security segment.

Acquisition of Fingerprint Detection Technologies, Inc. On September 11, 2003, we acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc., a Florida corporation. Fingerprint Detection Technologies, Inc. has the rights to develop and market a patented and proprietary technology for fingerprint analysis using a light-emitting diode, or LED, intense headband light source. Because Fingerprint Detection Technologies, Inc. had no operating history and had not generated any revenues, we accounted for the acquisition as a purchase of its assets. Today, Fingerprint Detection Technologies, Inc. is one of our subsidiaries and is part of our Safety and Security segment.

The following chart reflects an overview of our corporate organization (including jurisdictions of incorporation and percentages owned by the parent corporation) as of September 30, 2004.

Products

Information Management Segment

A.	Sequiam Software, Inc.

Sequiam Software, Inc. is focused on the following products:

Sequiam IRP

The IRP software (sometimes marketed as Print It, 123!) enables users to print or copy documents from their computer or scanner to printers at remote sites using the Internet with a simple “point and click” procedure. Although the software is highly complex in its construction, it is very simple to use. Computer users are generally able to point and click to print a document to their desktop or network printer. IRP allows computer users to point and click to print a document to a printer at a remote location such as a corporate high-speed print facility, a commercial printer at another office, a hotel, a convention center, or to any other location that has a printer.

IRP allows users to manage incoming print jobs and provide for easy account reporting. IRP also works with any MS Office or other Windows program just like any other printer on a Windows 95/98/NT/2000/XP computer. Because IRP documents use standard PostScript language, documents submitted to the server may be sent to any compatible print or output device. Documents may be sorted and grouped by features in the Java based Print Manager to allow maximum efficiency when printing. Also, IRP can extract raw print data from a printed document for import into other existing applications. As of September 30, 2004, we have not received any revenue from the sale of IRP.

Sequiam IRPlicator

IRPlicator (sometimes marketed as Scan It, 123!) is a software system used to scan documents from a variety of scanning devices and send the scanned documents to the IRP Document Manager. The IRPlicator software runs on any Windows 95, 98, NT, 2000 or XP based computer. The IRPlicator software interfaces to the scanning device through the commonly used Twain or ISIS software interface. The IRPlicator software may use the scanning device’s user interface or in most cases will allow operation of the scanning device without the use of the scanning device’s user interface. The IRPlicator’s output postscript contains no other formatting commands other than the data itself to allow for commands to be sent to the output device independent of, and not in conflict with, the postscript data.

There are currently two versions of the IRPlicator: (a) IRPlicator Print Shop; and (b) IRP Remote Copy. IRPlicator Print Shop uses a custom print spooler to send document data to the IRP Document Manager simultaneously while other documents are continuously being scanned. This high-volume approach is designed for the busy print shop. The IRP Remote Copy software is usually located at a remote location along with the remote scanning device(s). Documents scanned using this version of IRPlicator are sent immediately after scanning from the remote location to the IRP Document Manager.

Four customers (two county school districts and two state universities) currently use the IRP and IRPlicator software products. We have not recognized any revenue from these sales because they were all made prior to our acquisition of the IRP and IRPlicator software from W.M.W. Communications, Inc. In each of these cases, the software was deployed together with a dedicated server and backup systems for the installation. Since acquisition, we have focused on making improvements to the product and creating another version of the software that is deployed entirely through the Internet. This version of the software is designed for smaller users who do not have sufficient volume to require on site servers.

To date, users of the system have realized dramatic print cost savings. In the example of the school districts, print volumes of as much as 10,000,000 images per month in over 100 schools and administrative offices have been redirected from desktop printers to the District’s central print facility at an average savings of $0.045 per image or $450,000 per month. In one such school district, demand exceeded the print facility’s capacity such that they were again required to use the IRP software to outsource the overflow to a commercial print company.

We began receiving annual support revenue from these installations in the first quarter of 2003. Pricing for the Internet product will be based upon usage charges. Our targeted customers are large organizations with in-house print facilities and commercial digital printers who wish to use the technology to drive more customer business to their facility.

We have focused on refining the IRP and IRPlicator software products, including the development of an internet-only enabled version that does not require an on-site server installation. We have also focused on integrating Sequiam DMS into the IRP products by incorporating both software programs into one product working together. We have done this by integrating the document management aspects of Sequiam DMS into the unique print capabilities of our IRP products. Additionally, we have allowed Danka Corporation to extensively test the product and we have expended additional effort to incorporate certain changes suggested by them. We are now actively marketing the product to potential value-added resellers using our existing resources. We intend to expand our sales and marketing efforts using the proceeds from our transaction with Laurus Master Fund, Ltd. As of September 30, 2004, we have not received any revenue from the sale of IRPlicator but have received $5,200 for the continued maintenance of our existing IRPlicator customers.

Book It, ROVER!

Book It, ROVER! is a web-based application service that provides destination promotion agencies (e.g. chambers of commerce and convention and visitor bureaus) with a tool that is capable of providing full booking service to visitors exploring their websites. Convention and visitor bureaus, tourist development boards and other destination promotion entities are discovering the opportunity and advantages of providing a booking service creating revenue from their existing web site.

Many agencies currently offer hotel bookings on their website through consolidators or resellers. Book it, ROVER! is a departure from this model which puts control of inventory and pricing structures back into the hands of the hotelier. Book it, ROVER! allows travelers to purchase attraction tickets, make reservations for activities and restaurants, make transportation arrangements and fully plan an itinerary for the visitors’ stay. Book it, ROVER! provides the flexibility to target specific information and resources to leisure travelers and business/convention travelers and planners. Book it, ROVER! will also allow the destination promotion agency to market its’ members goods and services directly to the desired audience, based on current objectives and initiatives.

Book It, ROVER! brings hotels, motels, restaurants, attractions, activities, air lines and rental car companies within the same geographic area together with the marketing programs of the area promotional agency and allows visitors to book their reservations and plan their total visitation experience without ever leaving the organization’s website.

Book It, ROVER! allows organizations to turn their “billboard” website into an open ticket window, offering a revenue source not available in the past, while providing members a tool to increase sales without giving up control of their inventory or diluting their price structure. Book it, ROVER! allows one-stop shopping and immediate buying opportunities for interested visitors right from the existing website. On August 19, 2004, however, we entered into an exclusive three-year agreement with the National Rifle Association of America to deploy and integrate Book It, Rover! under the brand name NRA-TRAVEL.COM to manage a travel affinity program available to all members of the National Rifle Association of America. Under the terms of the agreement, we will collect travel operator commissions and then provide a quarterly affinity royalty to the National Rifle Association of America based on the total amount of travel volume. In addition, we must pay the National Rifle Association of America a minimum royalty of $140,000 per year. We launched NRA-TRAVEL.COM on October 1, 2004. As of September 30, 2004, we have not generated any revenue from the use of Book it, ROVER!

Access Orlando

We provide web-hosting services to more than 90 customers in the Central Florida area using the Access Orlando trade name at www.ao.net. As of September 30, 2004, we have generated revenues of $63,877 from our web-hosting services.

Sequiam Software

We also provide high-end web development and custom software and database development to medium-sized businesses, local governments and non-profit organizations under the Sequiam Software brand name. Currently, our custom software is focused on information management. As of September 30, 2004, we have generated revenues of $29,098 from our custom software and web development services.

B.	Sequiam Sports, Inc.

Sequiam Sports, Inc. is focused on the following web development products and services:

World Olympians Association

We developed the Internet site and Extranet for the World Olympians Association in connection with a contract entered into on December 5, 2001. IOC President, Juan Antonio Samaranch, created the World Olympians Association following the Centennial Olympic Congress, Congress of Unity, held in Paris in 1994. It is a global organization representing Olympians. The World Olympians Association was founded to involve the nearly 100,000 Olympians around the world in the activities of the Olympic Movement. The World Olympians Association is the “Fourth Pillar” of the Olympic Community and is supported by the IOC Athletes’ Advisory Commission.

The scope of the World Olympians Association Extranet is intended to encompass the full digital media program of the World Olympians Association, including the delivery of editorial content, on-line membership services, support of World Olympians Association sponsor/partner programs and electronic commerce. In connection with our contract, we implemented the worldwide database for the official website of the Community of Olympic Athletes. Under the terms of our contract with the World Olympians Association, we are developed the Extranet at our own cost and expense, and will receive 35% of all sponsorship revenues in addition to 35% of any merchandizing sales prices less fixed costs. The World Olympians Association has committed to provide support in integrating our relationship within the Olympic family, including the International Olympic Committee, various national Olympic committees, official sponsors of the Olympic Games, and the World Olympians Association’s membership. As these relationships develop, we expect to invest more resources into the development of Internet solutions for these entities. We expect to earn a 35% share of the merchandising and sponsorship income derived from the website. Because the World Olympians Association provides the products to be sold on the website and follow-up regarding sponsorship opportunities, the World Olympians Association is responsible for generating revenue.

The World Olympians Association has not been effective at generating any revenue. As a result, we have not derived any revenue from our relationship with the World Olympians Association. Regardless, we continue to provide email services for the electronic newsletters “Olympian Insight,” a weekly electronic publication sent to Olympic athletes and “Olympian Roundup,” a monthly electronic publication sent to Olympic athletes, because we believe that our association with the Olympics will be beneficial to future business and we believe in the Olympic ideals. In addition, Internet services to publishers and printers are an integral part of our information management business, and we believe our relationship with the World Olympians Association will generate new business for us.

As an extension of the World Olympians Association Extranet project, we formed a limited liability company with Pachyderm Press, the publisher of “World Olympian” magazine, in January 2003. The name of the company was Olympian Publications, LLC. In February 2003, Olympian Publications, LLC became the publisher of “World Olympian” magazine. Because Pachyderm Press failed to perform under our agreement, effective April 8, 2003, we terminated our agreement with Pachyderm Press, dissolved Olympian Publications, LLC, and ceased publication of “World Olympian” magazine. Olympian Publications, LLC never consummated any transactions.

C.	Sequiam Education, Inc.

Extended Classroom

Sequiam Education, Inc. is focused on the Extended Classroom educational product. The Extended Classroom is a series of 300 internet-based educational supplement videos for grades 1-12 students and their parents. Written and delivered by full-time teachers, these Lesson Concept Summaries cover language arts, math, science and social studies. Furthermore, the Extended Classroom is designed to meet curriculum standards and correspond to homework assignments. The videos average two minutes in length, and include test preparation tools and quizzes that help parents and teachers assess students’ progress and achievement levels. These results are accessed via a unique data retrieval system. The Lesson Concept Summaries are delivered via the Internet, and are available on a compact disc form for homes without broadband access. The videos are digitally mastered and also available for television broadcast. As of September 30, 2004, we have not generated any revenue from the sale of the Extended Classroom.

Safety and Security Segment

A.	Sequiam Biometrics, Inc.

Sequiam Biometrics, Inc. is focused on the BioVaultTM, the Q300 products and most recently, the SEQUIAM-BIOLOCK.

BioVaultTM

We market a personal access denial device called BioVault™ that uses patent-pending fingerprint recognition technology as the sole means to control access, and requires no key, card or combination. The BioVault™ is constructed of heavy-duty 12-gauge steel. The BioVault™ can be plugged into a house AC current or run independently on three D-cell batteries for up to one year, and is the only access denial device currently on the market with no manual override system. The BioVault™ uses the same non-volatile memory as cell phones to retain fingerprint information in the absence of any power source. When power is low, the BioVault™ signals the user like a smoke detector.

The BioVault™ measures 12.5 inches wide, by 17 inches long, by 3.5 inches deep, and provides room for two handguns plus ammunition, or valuables such as jewelry, stock certificates and other documents. The BioVault™ is easy to program and stores up to 15 authorized fingerprints. We believe that handgun owners are the largest market for this product, and our marketing campaign employs a video with a TV personality and a police academy instructor. Through our agreement with T&N Enterprises, we have developed a relationship with the National Rifle Association for the sale of the BioVault™ through the National Rifle Association web site. As of September 30, 2004, we have generated $56,783 in revenues from sales of the BioVault™.

Q300

In the first quarter of 2004, we licensed our biometric technology to Security Marketing Group, LLC. Security Marketing Group, LLC has used that technology to, with our assistance, design a product similar to the BioVault™ but different in design and target market. This redesigned product is the Q300. As of September 30, 2004, we have generated $32,500 in revenues from the licensing of the Q300 to Security Marketing Group, LLC.

SEQUIAM-BIOLOCK

On May 14, 2004, we introduced the SEQUIAM-BIOLOCK, a biometric door locking technology. The SEQUIAM-BIOLOCK has been designed to interface with any remote keyless entry system. When a valid fingerprint is detected on the biometric sensor, it opens up the lock. We plan to generate revenues from licensing the SEQUIAM-BIOLOCK. At this time, we have not licensed this technology.

B.	Fingerprint Detection Technologies, Inc.

Fingerprint Detection Technologies, Inc. is focused on our BritePrint technology.

BritePrint

The BritePrint technology is a light-emitting, diode-based, headband-mounted light source developed to enhance the detection of dusted latent fingerprints. The BritePrint system offers a low-cost, hands-free device to be used during the investigative process by law enforcement. This technology, when used in conjunction with traditional dust detection methods, reveals otherwise invisible fingerprints, footprints, and other latent markings at crime scenes and may save valuable time in the investigative process.

Using an array of light emitting diodes, or LED, the BritePrint device emits wavelength-specific light of sufficient intensity to cause areas brushed with a dye to visibly fluoresce. Wearing light-filtering goggles to make the markings easily detectable to the human eye (orange goggles in the case where rhodamine 6G dye is used), an analyst can quickly proceed with the on-site identification and analysis of the markings. Video cameras can be fitted with specially colored lenses or other optical scanning devices to provide additional possibilities for recording critical crime scene evidence.

We acquired the BritePrint technology from the Westinghouse Savannah River Company under the terms of a license agreement. Westinghouse Savannah River Company is recognized as a world-class center of excellence for the development and application of unique and innovative science and technology solutions. Westinghouse Savannah River Company is the applied research and development laboratory for the U.S. Department of Energy. The inventor of the BritePrint technology is Eliel Villa-Aleman. As of September 30, 2004, we have not generated any revenue from sales of the BritePrint and are currently looking to license this product.

Market for our Products and Services

We have had no significant sales from our primary products during 2003 as much of the year was spent acquiring, redeveloping and preparing our products for sale. Sales and marketing efforts began in the fourth quarter of 2003. Sales for most of 2003 were derived from secondary services such as our Internet Service Provider, web development and custom software development. We did sell one-time web development and custom software development services to various customers during 2003, for total sales of $338,549. During the fourth quarter of 2003 the BioVault™ generated sales of $47,621 and $56,783 for the nine-months ended September 30, 2004. This is attributable to our marketing efforts with the National Rifle Association. These sales totals were far less than expected in spite of very favorable feedback from the National Rifle Association email campaigns conducted during the fourth quarter of 2003. We believe that the high retail price of the BioVault™ was an impediment to its sales. As a result we have changed our marketing strategy regarding the BioVault™. We developed a less expensive version of the BioVault™ and helped develop an alternate version of the BioVault™; the Q300. In the first quarter of 2004, we licensed the Q300 to Security Marketing Group, LLC, an experienced consumer products company. The license to Security Marketing Group, LLC includes a $2 million license fee payable in installments through December 31, 2004, an eight percent equity stake in Security Marketing Group, LLC, and a $20 per unit royalty. We also redesigned and reduced the cost of the original BioVault™. We are currently in discussions to license that product to another consumer products marketing company.

We had no sales from our redesigned IRP products available over the Internet on a transaction fee basis. In the first quarter 2004, however, we entered into a pilot program to deploy our IRP products with AlphaGraphics, Inc., an international chain of 320 franchised print shops. This pilot program will involve the identification, pursuit, sales and service of a number of target accounts. We anticipate that the pilot program will last 90 days. Thereafter we may choose to expand the pilot program to other target accounts on a national basis. The term of this arrangement is one year. We also entered into pilot programs with another county school system and community college.

We have no historical financial or market information regarding potential sales for the assets acquired from Smart Biometrics, Inc. and Telepartners, Inc. because both companies were development stage companies and neither company had any operating revenue. Furthermore, we only began to receive operating revenue from our IRP software products in the second quarter of 2004. Our market estimates for our products and services are based primarily on our own market research, market estimates provided to us by Danka Corporation, and market estimates for the sale of the BioVault™ provided to us by the National Rifle Association.

Our management believes that the market for our IRP products and services includes small, medium and large corporations across all industry segments and non-profit and governmental entities.

We are targeting our sales of IRP products primarily to leading suppliers in aerospace, banking, financial services, healthcare, hospitality, insurance, manufacturing, mining, education, the public sector, telecommunications, and transportation.

Distribution of our Products and Services

Our products and services are just now coming to market after a lengthy development period and, to date, have been sold directly by us and, prior to its acquisition, W.M.W. Communications, Inc. We intend to sell our IRP and IRPlicator products through “Value Added Resellers,” distributors and marketing alliances and through our own direct sales efforts.

Value Added Resellers. We plan to form additional relationships with Value Added Resellers that are software companies and print equipment manufacturers and distributors. Under a typical agreement, the Value Added Reseller will sell our software products in conjunction with their own products.  In some instances, a Value Added Reseller might convert our products to their own private-label.  VII, Inc., a government contractor, is a current Value Added Reseller, offering our products to a variety of federal government agencies and other government contractors.   Under the typical Value Added Reseller agreement, we expect to grant the Value Added Reseller a non-exclusive license to resell certain of our software products. In addition, we will permit the Value Added Reseller to sublicense our software products to its own customers. The Value Added Reseller will earn revenue from the sublicenses it grants to its existing customers. As of September 30, 2004, no revenues have been received from VII, Inc.

Distributors. We plan to form relationships with distributors that have experience selling technology products in geographic areas where we do not have a physical presence. We currently have one distributor, BioMet Access Company, LLC in Missouri, that markets and sells biometric products, including the BioVault™, through a network of approximately 200 dealers, partners and consultants. We intend to grant our distributors a non-exclusive license to sell certain of our software products in these geographic areas. We will also permit the distributor to grant sublicenses to use our software products.  The distributor will earn revenue from the sublicenses it grants. As of September 30, 2004, we have received $4,273 revenue from BioMet Access Company, LLC for sales of the BioVault™.

We have an agreement with the National Rifle Association to help distribute the BioVault™. The National Rifle Association acts only as a sales agent and will not purchase any of our products directly. The National Rifle Association offers our BioVault™ in its online store and catalog and has estimated that we will be able to sell approximately 50,000 units over the twelve months following the second quarter 2004. As of September 30, 2004, we have generated little revenue from this relationship because the National Rifle Association had not completed or commenced its overall marketing plan. The National Rifle Association expects to accelerate its marketing efforts in 2005 when we introduce a new version of the BioVault which will be redesigned to their specifications.

Alliance Partners. Our “Alliance Partners” will be companies that provide both technology and management consulting and implementation services, but typically will not actually sell software.  Alliance Partners who recommend our products as a service to their clients, should often provide great influence on sales.  We will not maintain a formal financial relationship with our Alliance Partners nor will our Alliance Partners receive fees in exchange for recommending our products. In return for these referrals, we will, if the occasion arises, refer management consulting services to our Alliance Partners. For example, Danka Corporation has recommended our IRP and IRPlicator software products to companies in a variety of industries, primarily healthcare and education. As a result, two educational institutions have agreed to use IRP beginning in the second quarter of 2004. As of September 30, 2004, we have not received significant revenues from our Alliance Partners, but we have contracts and commitments from two state universities and school systems as a result of their referrals.

Sequiam Associate Partners. We will enter into independent contractor relationships with individuals and organizations working in a self-determined territory. These independent contractors will earn a commission based upon the sales value of the products they sell. We seek candidates with a strong background in our key markets. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts for the sale of our products. The Roosevelt Group, Inc., William J. Metzger, Realvest, Inc., T&N Enterprises, Inc., and the Quasar Group, Inc. are some of our associate partners at this time. As of September 30, 2004, we have not received significant revenues from these partners; however, we have begun a pilot project with AlphaGraphics, Inc. that is currently underway as a result of the efforts of the Roosevelt Group, Inc.

We have taken the following steps to establish relationships with other value-added resellers, distributors and alliance and associate partners:

•	We have one full-time employee for each of our segments whose job it is to seek out new value-added resellers, distributors and alliance and associate partners.

•	We are also active in recruiting new selling and referral sources through our networks and by advertising.

We also plan to license our print software, educational and biometrics technologies to companies with greater selling resources and experience then us. We are in discussions with various companies to license our Internet Remote Print software products, Extended Classroom educational product, the original BioVault™, BritePrint and other adaptations of our biometrics technologies. In the first quarter of 2004 we licensed an adaptation of the BioVault™ known as the Q300 to Security Marketing Group, LLC for a $2 million license fee and a $20 per unit royalty.

We launched our web site (www.sequiam.com) in 2001 to provide customer leads and to promote our products and services over the Internet. Our web site is also used to provide current customers with information on new products and services, product training dates and company-sponsored seminars. Historically, approximately 100% of our annual revenues have been received through direct sales efforts. We plan to expand those efforts through other distribution channels in 2004. Information contained on our website should not be considered part of this prospectus.

Competition

Sequiam IRP and IRPlicator. We are unaware of competitors whose products perform all of the functions performed by our software products.  We compete in the market for integrated document management and Internet remote print software with other software companies whose products are used to image, print and manage documents. Our management believes that our products are competitive due to features such as ease of deployment, low overhead and administration, ease of use, integrated application suite, and appeal to broad user requirements.

Book It, ROVER! We are aware of only one company, TravelHero, which directly competes with us in offering reservation systems directly to Convention and Visitors Bureaus. The competing product only provides for hotel reservations and does not include restaurants, attractions, events, sports facilities and entertainment, as does Book It, ROVER! Additionally, Book It, ROVER! has a built-in web wizard developer. We also provide hosting for those business members of the Convention and Visitors Bureau wishing to participate in the system but who are not yet online. Established in 1995, TravelHero is a content and technology provider for the travel industry, offering turnkey reservation solutions for destination marketing organizations. TravelHero claims to be the online reservation partner for www.NASCAR.com, as well as over 85 official visitor bureaus and lodging associations. We are presently responding to requests for proposals from two Convention and Visitors Bureaus for the implementation of Book It, ROVER!

Access Orlando. Our competition with web site development and web site hosting business is from a variety of small to medium-sized industry specialists and generalists. Our managed hosting services involve hosting website either on our server or on a customer’s server stored at our office. Competitors in Orlando are largely small to mid-sized (6 to 20 staff) companies including; Sales & Marketing Technologies, Xenedev Development Services, Web-Solvers, Digital Planet, Bridgemore Technologies and Atlantic.net. Additionally, dozens of cottage-industry development companies consume a small amount of the market’s development and hosting demand. We do not plan to grow this product offering as we do not consider it part of our core business. We use these revenues to offset our own web hosting and Internet access costs for internal use, and in support of IRP, IRPlicator and Book It, ROVER!

Sequiam Software. Our competition with custom software development business is from a variety of small, medium-sized and large competitors. We do not actively compete in this market but rather provide custom software applications to our existing customers as an accommodation when it benefits our relationship with them or otherwise presents an opportunity to develop new applications with greater market potential.

Extended Classroom. Numerous companies compete in this market. The top four successful companies with similar goals and markets are Riverdeep, Brainpop, Testbuddy, and Esylvan. Their programs are content rich, very well researched and designed with maximum student interaction in mind. The Brainpop model seems to be the most effective and possibly the most successful with a low-priced model of only $34.95 per year for a family and less than $200 per year for a school. Brainpop appears to be used in 15% of America’s schools and used by approximately two million children. We do not plan to compete in the open market with these firms but are searching instead for a strategic partner who can deploy our product as part of a broader program. As of September 30, 2004, we have not found such a strategic partner for our Extended Classroom product.

World Olympians Association. A competing web-development company based in Europe has posted an alternative web site for the World Olympians Association. This competitor claims that it was granted permission to post this web site by the World Olympians Association.

BioVault™. The single competitor for the BioVault™ is 9g Products’ flagship product, the INPRINT™. Using fingerprint technology, the INPRINT™ securely stores jewelry, handguns, valuables, important documents, medications, and personal information and is similar in purpose and operation to the BioVault™. INPRINT™ is less expensive than the BioVault™ and, in our opinion is also less well constructed and a less substantial product in general. The INPRINT™ is constructed of aluminum and uses weaker hinges and locking mechanisms than the BioVault™, which uses all steel construction. 9g Products Inc. was founded in 2002 and its only product is the INPRINT™.

BritePrint. SceneScope, first marketed by SPEX in 1997, has been sold to dozens of U.S. law enforcement agencies at all levels. It has been sold worldwide to most national police agencies. The SceneScope Imager uses intensified ultra violet reflectance instead of fluorescence as in Forensic Light Sources. The System can detect fingerprints on most non-porous surfaces prior to any treatment or after a cyanoacrylate (Superglue) fuming. Fuming is required when preliminary examination yields no results.

Our patent pending, BritePrint technology is a light-emitting, diode-based, headband-mounted, light source developed to enhance the detection of dusted latent fingerprints. The BritePrint system offers the potential of a low-cost, hands-free device to be used during the investigative process. This technology, when used in conjunction with traditional dust detection methods, reveals otherwise invisible fingerprints, footprints, and other latent markings at crime scenes and may save valuable time in the investigative process and is less expensive than competing methods.

Advantages of the BritePrint technology over competing methods are as follows:

•	Enables advanced real-time field detection and analysis
•	Light-emitting diode technology for brighter illumination
•	Cost effective
•	Self-powered and easily portable
•	Hands-free operation

Our Customers

We provide internet access and web-hosting services for over 700 customers.  In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a year or more after that order.  The additional orders typically have been either custom programming projects or the purchase of new products as these become available.  No single customer accounted for more than 10% of our revenues during 2003.

Intellectual Property

Our patents pending for “BioVault™ “ and “BritePrint” were recently denied. We have resubmitted our patent applications with the United States Patent Office. We have not sought patent protection for any of our software products due to the length of the patent application procedure and the necessity to continually develop and improve our software products. We feel the risk of loss due to piracy is somewhat mitigated because our software is only offered as an application service provider via the Internet. We plan to make patent applications in 2004 for some of the software. We will register as prior art in the Software Patent Institute database any of our methods whose patentability time bar has expired, to prevent anyone else from patenting those methods.

We have registered “Sequiam”, “IRP”, “Book it, ROVER!”, “Smart Biometrics”, “BioVault” and “QuestPrint” (as trademarks) with the U.S. Patent and Trademark Office.

Contracts under which we license the use and/or sale of our products include confidentiality clauses to protect our products and any information in connection with them.

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

Research and Development Activities

Sequiam Software. We incurred and capitalized software development costs in 2004 and 2003, a total of $-0- and $4,206, respectively.  None of these costs were borne directly by any customer. With respect to IRP, we do not expect to continue to maintain our prior level of investment in developmental activities consistent with our 2002 or 2003 research and development expenses, as the product is complete and marketable.

Sequiam Biometric, Inc. We acquired both the “BioVault™” and “BritePrint” technology. Accordingly, we had no significant research and development costs associated with these products other than normal adaptations for alternate uses of the biometrics. We do not expect research and development costs to be significant during 2004 and the foreseeable future. We are more focused on licensing our products to companies who manufacture and sell products that will employ our technologies.

Our Employees

As of December 1, 2004, we curtailed operations by reducing our staff from 24 full-time employees to five full-time salaried employees, two part-time hourly employees, four full-time unpaid employees and three commission only salespersons. Five of these employees worked in sales and marketing; six worked in product development and support; and three provided general administrative services. No employees are represented by a labor union, and we consider our relations with employees to be good.

Dependence on Key Management Personnel

We believe that our continued success depends to a significant extent upon the efforts and abilities of its senior management. In particular, the loss of Nicholas H. VandenBrekel, our President and Chief Executive Officer, Mark L. Mroczkowski, our Senior Vice President and Chief Financial Officer, or Alan McGinn, the Chief Technology Officer of Sequiam Software, Inc., could have a material adverse effect on our business. We have employment contracts with each of these officers, which are more fully described under the heading “Management.”

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 300 Sunport Lane, Orlando, Florida 32809.  On July 1, 2001, the Brekel Group, Inc., prior to our acquisition, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Effective July 1, 2002, we entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease.  Because we determined to cease Brekel’s print and publishing operations before we acquired it, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. In April 2004, we signed a new lease agreement and note payable with the landlord that supercedes and replaces the lease forbearance agreement described above.

The lease is for 24,085 square feet and is effective July 1, 2004 for a period of seventy-two (72) months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to six percent (6%) per annum. Commencing on August 1, 2004 and continuing on the first (1st) day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month. Payments on the note commence July 1, 2004, through June 1, 2010.

ITEM 3.	LEGAL PROCEEDINGS

Sequiam Sports, Inc. (formerly known as Brekel Group, Inc.) entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Sequiam Sports, Inc. also entered into a Document Services Agreement with Xerox Corporation on November 1, 1999, commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Sequiam Sports, Inc. may terminate the agreement without incurring any early termination charges. Sequiam Sports, Inc. gave proper notice of such termination in March 2001. On September 3, 2002, Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County, State of Florida. The amount in controversy is $1,573,668.85. We dispute these claims and believe them to be without merit.

No other material legal proceedings are currently pending or threatened against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) On September 11, 2001, our Form SB-2 became effective, and our stock has been quoted on the NASD OTC Bulletin Board since February 8, 2002. Our common stock is currently traded under the symbol SQUM. The table below sets forth the OTC market quotations, which reflect inter-dealer prices, retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Market Prices
Quarter	2004		2003
	High	Low	High	Low
First quarter	$0.83	$0.30	$1.53	$0.36
Second quarter	0.71	0.32	1.24	0.42
Third quarter	0.52	0.23	0.95	0.32
Fourth quarter	0.44	0.23	0.51	0.15

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

(b) As of January 7, 2005, there were 206 holders of record of our common stock. In addition, as of February 9, 2005, there were 446 beneficial holders whose stock is held in the name of broker-dealers or banks.

(c) We have not paid and, in the foreseeable future, we do not intend to pay any dividends. There are no restrictions that limit the ability to pay dividends on common equity and none that are likely to do so in the future.

(d) For information regarding our existing securities authorized for issuance under equity compensation plans, please see Item 11 below beginning on page .

Below is a summary of the unregistered sale of securities made during the fourth quarter of 2004.

Common Stock. We did not sell any unregistered securities during the fourth quarter of 2004.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled “Forward Looking Statements,” “Introduction,” “Results of Operations,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Accounting Policies.” Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2004 compares with prior years.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for Fiscal 2004 compared to Fiscal 2003; and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this prospectus.

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

The following table shows the proportion of total revenues by segment in each of the last two fiscal years and the nine-month period ended September 30, 2004.

Period	Safety and Security	Information Management

Fiscal year ended December 31, 2003	$47,620	$338,549

Fiscal year ended December 31, 2004	$99,765	$165,729

Results of Operations

Fiscal 2004 compared to Fiscal 2003. Unless otherwise noted, references to 2004 represent the year ended December 31, 2004 and references to 2003 represent the year ended December 31, 2003.

The following table sets forth information regarding our financial results for 2004 and 2003.

	2004 Amount	2003 Amount
Revenue	$265494	$386,170
Costs of services and product sales	$957,741	$1,072,731
Selling, general and administrative	$3,230,937	$3,448,502
Interest expense	$1,349,836	$368,663
Net losses	$5,928,302	$4,690,188

Revenues

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our biometric and software products; (ii) user fees for online Application Service Provider (“ASP”) services; (iii) consulting, custom software and web development services; (iv) maintenance agreements in connection with the sale and licensing of software products; and (v) Internet access and web hosting services. Biometric and Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and the technology or the software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Revenue from ASP services are recognized as the transactions are processed by the system. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Total revenue decreased by $120,676 or 31% to $265,494 for the year ended December 31, 2004, from $386,170 for the year ended December 31, 2003.

Sales of biometric products were $99,765 in 2004 an increase of $52,145 (110%) over 2003 sales of $47,620. Included in those sales were $32,500 in license fees and BioVault product sales of $67,265 in 2004 compared to $47,620 in 2003 an increase of $19,645(41%). BioVault sales are described below. Biometric and software and license fee revenues were unchanged at $-0- for both 2004 and 2003. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt!123 and ScanIt!123, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $36,200 in ASP service fees in 2004 compared to none in 2003.

Other sales for 2004 and 2003 included consulting, custom software services and web development services totaling $41,821 and $138,512 a decrease of $96,691 or 70%; maintenance agreements in connection with the sale and licensing of software products, sold by WMW prior to Sequiam's purchase of the software on November 1, 2002, were unchanged at $5,200 for both 2004 and 2003; and Internet access and web-hosting services totaling $82,508 and $182,408 for 2004 and 2003 respectively, a decrease of $99,900 or 55%.

Sales of the BioVault have been less than our original estimates for several reasons. The National Rifle Association (“NRA”) with whom we have a marketing agreement did launch an Internet and email-marketing campaign for the product as agreed. The feedback we received from consumers was that the product was priced too expensively, was not attractive and lacked certain functions that users wanted in the electronics. As a result, we have redesigned the product as the BioVault 2.0 with improved features, more attractive styling and we reduced the selling price from $599 to $299. In exchange the NRA has agreed to use a more proactive marketing approach by the selling the product directly to their membership through their 52,000 firearms instructors many of whom will act as sales agents. The first deliveries of that product will begin late in the second quarter of 2005 when the design and tooling process is complete and manufacturing can begin. The NRA estimates a backlog of demand at around 10,000 units.

Sales of the BioLock, a residential biometric door lock will begin in the third quarter of 2005 when the design and tooling process is complete and manufacturing can begin. We have backorders for approximately 15,000 units of that product.

Our IRP software allows users to print directly to remote printers thereby solving the connectivity problem and allowing large organizations to realize savings that run into many thousands of dollars per month by moving printing from convenience printers that cost $0.05 to $0.08 cost to high volume digital machines either owned in-house or outsourced that cost $0.01 to $0.02 per page. We think that trend will continue, and as a result, more competitors will enter the market.

To date, users of our IRP system sold prior to our acquisition of W.M.W. Communications have realized significant print cost savings. In the example of the two school district clients, print volumes of as much as 10,000,000 images per month in over 100 schools and administrative offices have been redirected from desktop printers to the District’s central print facility at an average savings of $0.045 per image or $450,000 per month. In one such school district demand exceeded the print facility’s capacity and as a result, they were required to use the IRP software to outsource the overflow to a commercial print company.

Each of the four installations was sold prior to our acquisition of W.M.W. Communications at an average price of $40,000 per system with annual support provided at $5,200 per year. Pricing for the Internet product PrintIt!123 and ScanIt!123 is based upon usage charges ranging from $0.0025 to $0.01 per image processed depending upon volume and application. Targeted customers are large organizations with in-house print facilities and commercial digital printers who wish to use the technology to drive more customer business to their facility. In 2004 we entered into an agreements with AlphaGraphics, Inc., and Sir Speedy/PIP leading global suppliers of strategic sourcing for business copying and printing services, to test IRP in a pilot programs in a select number of its print shops and with certain of its commercial clients. We also signed reseller agreement with Danka Office Systems, Blackboard, Inc. in 2004 and IKON Office Solutions in 2005.

The trend in Internet access is towards broadband access. Dial up service will eventually become obsolete. As a result, we have seen the revenues from our Access Orlando brand steadily decline. We sold the dial-up portion of that business to a large Internet access provider. We acquired that business from WMW Communications, but we did not consider it to be a part of our long-term business plan. In the information Management segment of the business, we expect to concentrate on the ASP products PrintIt!123 and ScanIt!123, software, database and web development products.

We have an agreement with the World Olympians Association (“WOA”) to publish and host their website. We have a right to earn a 35% share of the merchandising and sponsorship income derived from the website. The responsibility for revenue generation rests with the WOA and they have not been effective at revenue generation and to date, we have not received any revenues from our agreement. Regardless, we continue to provide website development and hosting services to the WOA. Sequiam also produces “Olympian Insight” the electronic news communication for all Olympians worldwide and provides Olympians with worldwide personal email services. We continue to perform our duties because we believe that our association with the Olympics will be beneficial to future business and because we believe in the Olympic ideals.

Operating Expenses

Cost of services increased by $22,557 (2.4%), from $935,184 for the year ended December 31, 2003 to $957,741 for the year ended December 31, 2004. This increase is due to a full year’s amortization of Intellectual properties acquired during 2003 actual expenditures to deliver the cost of services decreased $106,659 (18%) from $580,412 in 2003 to $473,753 in 2004, largely due to staff reduction and related personnel costs. Depreciation and amortization included on cost of services increased $277,208 (78%) from $354,772 in 2003 to $631,980 in 2004. We see no upward trend in this cost as we have the infrastructure needed to carry on our business.

Cost of product sales increased $52,145 (110%) from $47,620 in 2003 to $99,765 in 2004 due to the increase sales of product.

Selling, general and administrative expenses decreased $216,565 (6%) from $3,448,502 in 2003 to $3,230,937 in 2004. We decreased our overhead expenditures such as salaries, wages and benefits for administrative and, computer maintenance and supplies. We maintained professional services such as legal and accounting fees, and corporate travel expenses at constant levels. We increased expenditures for sales and marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products. Also included in selling general and administrative expenses in 2004 is $570,450 and in 2003 is $1,759,445 of non-cash expenses related to investment banking, investor relations, consulting, legal and research and development expenses.

We had grown from twelve employees at December 31, 2002 to seventeen at December 31, 2003, largely as a result of the acquisition of WMW Communications, Smart Biometrics, and Telepartners. During 2004 we consolidated the operations of those companies with ours and made certain reductions in personnel as a result. After we received the loan from Laurus, we increased our Sales and marketing staff in an attempt to get our ASP service launched and generate sales. We hired two executives, four salespersons and two technical support field representatives. We could not generate sales rapidly enough to cover the additional expenses before our cash reserves were depleted. At the end of November we laid off seven of the eight new hires, two administrative staff, and three technical staff members reducing our numbers to eight full time and one part-time staff. We retain some of the former staff as contractors, on an as needed basis. The addition of the employees has negatively impacted liquidity and cash flow for the year ended December 31 2004 and 2003. We can further expect that payroll will be a burden through 2005 as we attempt to raise the additional capital necessary to get our products to market. Payroll expense as a percentage of revenue will diminish dramatically after we establish a regular sales cycle of our products because our ongoing support costs will be minimal compared to our original development costs. We expect to distribute our products through channel sales and other resellers. As a result, we do not expect large increases in personnel and related expenses as we go to market with our products.

The Company currently operates without directors’ and officers’ insurance and property, casualty and general liability insurance and is at risk for those types of losses.

Interest Expense

Interest expense increased by $981,173, from $368,663 in 2003 to $1,349,836 in 2004, as a result of an increase in loans from shareholders, a note payable related to leasehold improvements acquired from Brekel Group in July 2002 the debenture issued to La Jolla Cove Investors, four loan agreements with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen a loan agreement with Eagle Financial, LLC and the $2 million loan agreement with Laurus Master Fund. Included in interest expense is a non-cash charge of $1,156,996 for accretion of debt discount as a result of capitalizing, and then amortizing over the life of the loan the fair value of warrants for common stock issued in connection with the various loan agreements and the beneficial conversion feature of convertible notes. We expect to see a decrease in interest expense as we convert or replace debt with equity and accrete or write off the remaining debt discount of $332,633.

Net Losses

Sequiam Corporation incurred net losses of $5,847,017 and $4,690,188 for the years ended December 31, 2004 and 2003, respectively, an increase of $1,156,829 (25%). The significant increase was due largely to the increase in interest expense and non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $543,602 together with $206,082 of additional losses on impairment of intangible assets, and debt restructure charges of $111,742 and increases in depreciation and amortization of $107,781. We expect to incur additional net losses through the second quarter of 2005 as we continue to get our biometrics products into production and continue to introduce our software products to the marketplace. We expect to cash flow the business beginning late in the second quarter and progressing into the beginning the third quarter using proceeds from the sales our products. The Company presently requires sales of approximately $200,000 per month to provide a positive cash flow.

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

Operating Activities

Cash and cash equivalents decreased by $151,450 to $-0-as of December 31, 2004, from $151,450 as of December 31, 2003. Net cash used in operating activities was $2,787,421 for the year ended December 31, 2004, as a result of the net loss during the period of $5,928,302 increases in accounts receivable of $32,454 and increases in accrued expenses of $64,998, which was partially offset by increases in cash overdraft, accounts payable and accrued shareholder salaries totaling $292,271 and non-cash expenses and losses totaling $2,833,269. Net cash used by investing activities was $130,080 for the year ended December 31, 2004 consisting of purchases of equipment of $25,042, product development costs of $34,509 for the BioVault 2.0 and $70,529 of payments for the acquisition of WMW Communications.

Investing and Financing Activities

Net cash provided by financing activities was $2,766,051 for the year ended December 31, 2004. Proceeds from sales of common stock accounted for $863,475, short-term debt increased by $1,325,000 and was offset by repayments of $501,810, long-term debt increased by $2,000,000 for the Laurus Master Fund loan. Repayments of long-term debt to Laurus and on the Forbearance Agreement totaled $266,007. We capitalized loan costs totaling $246,250, repaid shareholder loans in the amount of $346,349.

Current liabilities of $5,090,636 exceed current assets of $136,236 by $4,954,400. Of that amount, $1,698,743 is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows or equity capital infusions.

Prior to our acquisition of the Brekel Group, Inc., effective July 1, 2001, the Brekel Group, Inc. entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011.  Because we determined to cease Brekel’s print and publishing operations before we acquired it, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. In April 2004, we entered into a new lease agreement and note payable with the landlord that supercedes and replaces the lease forbearance agreement entered into by the Brekel Group, Inc. effective July 1, 2002 prior to its acquisition by us.

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

Rental expense for the years ended December 31, 2004 and 2003 was $137,903 and $125,508, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The December 31, 2004 balance of $1,525,376 is included $234,181 in current portion of long-term debt and $1,290,558 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,564	$234,181
2006	206,773	248,624
2007	210,993	263,959
2008	215,319	280,239
2009	219,753	297,524
Thereafter	110,999	200,849
	$1,157,401	$1,525,376

During the year ended December 31, 2004, we incurred a net loss of $5,847,017 and used $2,787,421 of cash in operating activities. As of December 31, 2004, we had an accumulated deficit of $12,448,858, total stockholders' deficit of $4,876,774, and negative working capital of $4,954,400.

In the last quarter of 2004 we curtailed operations and borrowed $150,000 in short term loans. We continued operations on a curtailed basis in the first quarter of 2005 and the officers of the company loaned additional funds to the Company as needed.

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

On April 27, 2004, pursuant to a Securities Purchase Agreement dated as of the same date, we completed the sale of a secured convertible term note with Laurus Master Fund, Ltd. The note has a term of three years and accrues interest at an annual rate equal to the “prime rate” (4.25% at September 30, 2004) published in the Wall Street Journal plus 2%. The note is convertible into shares of our common stock at a conversion price of $0.66 per share as amended.

In connection with the sale of the note, we issued the purchaser a common stock purchase warrant to purchase up to 666,666 shares of our common stock at prices ranging from $0.83 per share to $1.16 per share as amended. Also in connection with the sale of the note, we agreed to register for resale the shares of common stock into which the note is convertible and the warrant is exercisable.

Effective October 27, 2004, we entered into an Amendment and Waiver to Securities Purchase Agreement and Related Agreements with Laurus Master Fund, Ltd. amending the following agreements previously entered into by us and Laurus on April 27, 2004: (a) the securities purchase agreement; (b) secured convertible term note; (c) the common stock purchase warrant; and (d) the registration rights agreement. This agreement was entered into in reliance upon exemptions from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Pursuant to this agreement, Laurus: (a) waived our technical default of Section 6.12(f) of the Securities Purchase Agreement for failing to obtain their approval of the recent financing transactions described above; and (b) in satisfaction of due and unpaid fees of $49,333, incurred by us for failing to cause this registration statement registering the shares underlying the secured convertible term note and the common stock purchase warrant to be declared effective by the SEC by August 30, 2004, we issued to Laurus a warrant to purchase 470,000 shares of our common stock at an exercise price of $0.33 per share.

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

The proceeds from the Laurus transaction will not be adequate to support our operations while we build sales revenues from our products. The proceeds from the Laurus transaction have been completely exhausted. As a result, we now need to obtain additional financing to continue our operations. As of the date of this registration statement, although we have engaged investment bankers to raise additional capital, we have been unable to secure such additional capital. In addition to our efforts to obtain additional permanent financing, we obtained an additional $775,000 in short-term loans in September 2004 and an additional $100,000 in November 2004.

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

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at December 21, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard No. 123 "Share-Based Payment" (SFAS 123R). SFAS 123R requires Companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification This statement is effective for the first reporting period beginning after June 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on the Company's consolidated financial statements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7.	FINANCIAL STATEMENTS

SEQUIAM CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

For the years ended December 31, 2004 and 2003

Sequiam Corporation and Subsidiaries

Consolidated Financial Statements

For the years ended December 31, 2003 and 2002

Sequiam Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2004	2003
Assets:
Current assets
Cash	$-	$151,450
Receivables, net of allowance for bad debts of $3,390 and $3,000	39,111	7,047
Prepaid expenses	97,125	21,067
Equipment held for sale	-	40,706
Total current assets	136,236	220,270

Property and equipment, net	1,303,757	1,174,866
Software development costs, net	-	108,916
Acquired software, net	163,200	230,400
Intellectual properties, net	644,896	985,645
Product development costs	34,509	-
Loan costs, net	224,252	-
Deposits and other assets	8,805	22,788
Total assets	$2,515,655	$2,742,885

Liabilities and shareholders’ deficit
Current liabilities:
Bank overdraft	$24,165	$-
Amount due for acquisition	-	70,529
Notes and debentures payable	1,692,077	592,322
Accounts payable	706,966	573,860
Accrued expenses	96,299	181,301
Deferred revenue	6,000	-
Deferred rents	26,141	-
Current portion of long-term debt	840,245	95,131
Loans from shareholders	348,951	695,300
Accrued shareholders’ salaries	1,349,792	1,214,792
Total current liabilities	5,090,636	3,423,235

Long-term debt	2,301,793	1,175,933
Total liabilities	7,392,429	4,599,168

Commitments and contingencies

Shareholders’ deficit:
Preferred shares, par value $.001; 50,000,000 shares authorized; none issued	-	-
Common shares, par value $.001; 100,000,000 shares authorized; 47,965,604 and 43,863,218 shares issued and outstanding	47,966	43,863
Additional paid-in capital	7,524,118	4,701,695
Accumulated deficit	(12,448,858)	(6,601,841)
Total shareholders’ deficit	(4,876,774)	(1,856,283)
Total liabilities and shareholders’ deficit	$2,515,655	$2,742,885
See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2004	2003
Revenues
Services	$165,729	$338,550
Product sales	99,765	47,620
Total revenues	265,494	386,170

Costs and expenses:
Cost of services	957,741	935,184
Cost of product sales	215,613	137,547
Selling, general and administrative	3,230,937	3,448,502
(Gain) loss on sale of equipment	(146)	18,304
Loss on impairment of equipment held for sale	40,706	75,000
Loss on impairment of intangible assets	206,082	-
Loss on debt settlement	111,742	93,158
	4,762,675	4,707,695
Loss from operations	(4,497,181)	(4,321,525)
Interest expense	(1,349,836)	(368,663)
Net loss	$(5,847,017)	$(4,690,188)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.12)

Shares used in computation of net loss per common share -
Basic and diluted weighted average shares outstanding	46,271,637	38,285,976

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2003 and 2002
	Common Shares
	Shares Outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2002	35,462,609	$35,463	$42,565	$(1,911,653)	$(1,833,625)
Correction of transfer agent error	(17,000)	(17)	17	-	-
Sale of common shares	3,555,638	3,555	1,036,946	-	1,040,501
Common shares issued for services	2,318,500	2,319	1,757,127	-	1,759,446

Warrants issued in connection with loan agreement	-	-	550,000	-	550,000
Common shares issued in connection with loan agreement	75,000	75	29,925	-	30,000
Common shares issued for acquisition of WMW Communications, Inc.	318,471	318	149,682	-	150,000
Common shares issued for acquisition of Smart Biometrics, Inc.	1,500,000	1,500	748,500	-	750,000
Common shares issued for acquisition of Telepartners, Inc.	165,000	165	149,768	-	149,933
Common shares issued for acquisition of Fingerprint Detection Technologies, Inc	485,000	485	237,165	-	237,650
Net loss	-	-	-	(4,690,188)	(4,690,188)
Balance at December 31, 2003	43,863,218	43,863	4,701,695	(6,601,841)	(1,856,283)
Shares issued to correct error	19,047	19	(19)	-	-
Sale of common shares	1,993,757	1,994	759,098	-	761,092
Stock options exercised	237,500	238	40,137	-	40,375
Common shares issued for services	1,752,082	1,752	568,698	-	570,450
Debt settlement	100,000	100	50,900	-	51,000
Warrants issued in connection with loan agreements	-	-	1,339,208	-	1,339,208
Warrants issued for loan costs	-	-	49,333	-	49,333
Debt assumed with the Acquisition of Telepartners	-	-	15,068	-	15,068
Net loss	-	-	-	(5,847,017)	(5,847,017)
Balance at December 31, 2004	47,965,604	$47,966	$7,524,118	$(12,448,858)	$(4,876,774)

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
Cash flows from operating activities:	2004	2003
Net loss	$(5,847,017)	$(4,690,188)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	560,649	452,868
Accretion of debt discount	627,326	322,322
Accretion of beneficial conversion feature	458,339	-
Stock options granted to non-employees	122,338	-
Amortization of loan costs	71,331	-
(Gain) loss on sale of equipment	(146)	18,304
Loss on impairment of equipment held for sale	40,706	75,000
Loss on impairment of intangible assets	206,082	-
Loss on debt settlement	56,250	93,158
Issuance of common stock in exchange for services	570,450	1,759,446
Stock issued in debt settlement	51,000	-
(Increase) Decrease in receivables	(32,454)	36,094
(Decrease) increase in allowance for bad debts	390	(2,000)
(Increase) decrease in prepaid expenses, deposits and other assets	(62,075)	(36,055)
Increase in bank overdraft	24,165	-
(Decrease) increase in accounts payable	133,106	(15,628)
(Decrease) increase in other accrued expenses	64,998	(48,700)
Increase in deferred revenue	6,000	-
Increase in deferred rents	26,141	-
Increase in accrued shareholders salaries	135,000	360,000
Net cash used for operating activities	(2,787,421)	(1,675,379)
Cash flows from investing activities:
Equipment purchases	(25,042)	-
Proceeds from sale of equipment	-	42,568
Payment for acquisition of WMW Communications	(70,529)	(67,928)
Product development costs capitalized	(34,509)	(4,206)
Net cash used investing activities	(130,080)	(29,566)
Cash flows from financing activities:
Proceeds from sales of common stock	801,467	1,040,501
Increase in notes and debentures payable	1,325,000	750,000
Repayment of notes and debentures payable	(501,810)	-
Proceeds from long-term debt	2,000,000	-
Repayment of long-term debt	(266,007)	(20,028)
Loan costs capitalized	(246,250)	-
Payments on shareholder loans	(346,349)	-
Net cash provided by financing activities	2,766,051	1,770,473
(Decrease) Increase in cash	(151,450)	65,528
Cash, beginning of period	151,450	85,922
Cash, end of period	$-	$151,450
See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2004 and 2003

1. Summary of Business and Significant Accounting Policies

Description of Business and Acquisitions

Sequiam Corporation ("Sequiam" or the "Company") through its wholly owned subsidiaries, develops, markets, and supports a portfolio of Biometric fingerprint unlocking devices that enable users to gain access to using their personal identity and Internet and print enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider ("ASP") hosting of Internet-enabled solutions, Internet service provider ("ISP") including Internet access and hosting, consulting, application integration, and custom web development and software development services. ASP and ISP hosting is performed using the Company's software and facilities to provide processing, print, mail, archival, and Internet delivery of documents for customers who outsource this activity.

The Company's operations are divided into two distinct operating segments: Information Management and Safety and Security. The Information Management segment includes the Company's Internet Remote Print ("IRP") suite of software products and interactive web-based technologies obtained by the acquisition of WMW Communications, Inc. and Telepartners, Inc (see below), as well as its ASP, ISP and other custom web development and software development services as described above. The Company's Safety and Security segment was formed upon the acquisition of the assets of Smart Biometrics, Inc. and Fingerprint Detection Technologies, Inc. (see below). The Company acquired from Smart Biometrics, Inc. fingerprint biometric access control systems technology and a secure safe called BioVault(TM). This biometric technology will be a key feature in the Company's future product offerings. The “BritePrint” fingerprint detection technology that the Company acquired from UTEK Corporation (“UTEK”) provides improved fingerprint detection.

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

Effective July 19, 2002 (“date of acquisition”), Sequiam Corporation acquired 94.54% of the issued and outstanding shares of Brekel Group, Inc., a Delaware corporation ("Brekel"), in exchange for 11,522,263 shares of Sequiam Corporation common stock, pursuant to a Stock Exchange Agreement and Plan of Organization, dated June 17, 2002 (the “Agreement”). The shares exchanged were at an exchange rate of 1:1. In connection with the merger, the majority shareholder of Brekel returned 9,500,000 shares leaving 12,229,594 common shares of Brekel outstanding before the exchange with Sequiam Corporation. Sequiam Corporation acquired 630,998 or 4.84% of the remaining issued and outstanding common shares of Brekel on December 16, 2002 for a total of 12,153,261 shares or 99.38% of Brekel’s issued and outstanding common shares. The acquisition of Brekel was accounted for as a purchase of the assets and the results of operations of Brekel are included in the accompanying financial statements since the date of acquisition. The excess of the purchase price ($13,575,193) over the carrying value of the net liabilities acquired ($4,554) of $13,579,747 was accounted for as a constructive dividend to the Brekel shareholders. Goodwill was not recognized on the transaction because Sequiam and Brekel were under common control. The purchase was determined based on the 12,153,261 shares issued times $1.12, the average closing stock price of Sequiam Corporation common stock on and around June 17, 2002, the date the agreement was signed and agreed to by the majority shareholders. Under the terms of the agreement, Sequiam repurchased and retired one million of its common shares from Brekel at par value.

The following table summarizes the estimated carrying values of the assets acquired and liabilities assumed at the date of acquisition.

Current and other assets	$520,032
Equipment held for disposal	268,456
Equipment under capital leases held for disposal	1,656,009
Property and equipment	1,643,962
Total assets acquired	4,088,459
Current liabilities	2,869,583
Long-term debt	1,223,430
Total liabilities assumed	4,093,013
Net liabilities acquired	$(4,554)

Sequiam acquired Brekel for its expertise in digital on-demand publishing and printing and the innovations that it brings to our document management Internet remote print and print on-demand software applications. Sequiam also acquired Brekel for its contract with the World Olympians Association (“WOA”) and its Internet and ExtraNet expertise and product development gained from that project. On November 14, 2002 Sequiam changed Brekel’s name to Sequiam Communications, Inc. to better represent its role within the Sequiam group.

Brekel had ceased its print on-demand manufacturing operation that it conducted under the trade name QuestPrint and publishing operations under the trade name FirstPublish prior to its acquisition by Sequiam Corporation. As a result $1,885,936 of equipment was returned to the manufacturer on August 1, 2002 and the related capital leases of $1,656,009 were written off. The loss on the return of this equipment to the lessor of $229,927 reduced equipment under capital leases held for disposal in the Brekel acquisition since the assets were impaired prior to the acquisition. In addition, Brekel entered into a lease forbearance agreement and a liability of $893,112 was recognized in accordance with EITF 95-3 upon the acquisition of Brekel’s assets for lost rents to be paid to the landlord in the form of a note payable as a result of ceasing Brekel’s operations (see Note 7).

Effective November 1, 2002 Sequiam Software, Inc., acquired all of the assets of W.M.W. Communication, Inc. ("WMW"), doing business as Access Orlando. The purchase price of $300,000 was to be paid $150,000 in cash and $150,000 in Sequiam common shares valued at the date of closing, on February 13, 2003. The cash was paid $55,000 on or before closing ($11,542 prior to December 31, 2002) and installments of $45,000 and $50,000 were due fifteen and ninety days after the February 13, 2003 closing date. At December 31, 2003, $70,529 was due to WMW in connection with this acquisition and was recorded as a current liability in the accompanying balance sheet. The remaining liability of $70,529 was paid during 2004. The acquisition was accounted for as a purchase of the business of WMW and the excess of the purchase price over the fair value of the assets acquired of $288,000 was allocated to the software products Internet Remote Print (IRP) and Internet Remote Print Duplicator (“IRPlicator”). IRP is a software product that allows computer users to print remotely to any printer via the Internet.

Sequiam acquired Access Orlando because IRP is highly complementary to DMS and Sequiam has integrated the two products. Like Sequiam, Access Orlando was engaged in software development, website development, Internet hosting and collocation services, and is also an Internet service provider (ISP).

On May 9, 2003, Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation formed on April 21, 2003, acquired substantially all of the assets of Smart Biometrics, Inc. of Sanford, Florida. In consideration for the assets, Sequiam Corporation issued a total of 1,500,000 shares or $750,000 of its common stock to Smart Biometrics, Inc., valued at $.50 per share. Smart Biometrics, Inc. was engaged in the development of biometric technologies. The assets acquired by Sequiam Biometrics, Inc. include office equipment and the BioVault™ technology. The BioVault is a secure safe that utilizes patent pending technology and protocols to recognize a person’s fingerprint to unlock. The excess of the purchase price over the fair value of the office equipment acquired of $50,000 was $700,000 and was allocated to the BioVault technology and is being amortized over its estimated useful life of five years. Smart Biometrics, Inc. had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of assets.

On June 1, 2003, Sequiam Education, Inc., a wholly owned subsidiary of Sequiam Corporation formed on May 30, 2003, acquired substantially all of the assets of Telepartners, Inc. of West Palm Beach, Florida. In consideration for the assets, Sequiam Corporation issued a total of 165,000 shares of its common stock to Telepartners, Inc. valued at the closing market price of its common stock on the date of acquisition of $.97 per share or $160,000. Telepartners, Inc. was engaged in the development of supplemental educational products for schoolchildren in grades 1 through 12. The assets acquired by Sequiam Education, Inc. include the Extended Classroom™ software, which is a supplemental, educational program consisting of a video lesson library of the very lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary is produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as CD and video formats. The excess of the purchase price over the fair value of the net liabilities acquired of $10,067 was $149,933 and was allocated to the Extended Classroom software and is being amortized over its estimated useful life of five years. Telepartners, Inc. had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of its assets.

On September 11, 2003, Sequiam Corporation acquired 100% of the issued and outstanding shares of common stock of Fingerprint Detection Technologies, Inc., a Florida corporation (“FDTI”). In consideration for the shares, Sequiam Corporation issued a total of 485,000 shares of its common stock to UTEK Corporation (“UTEK”), the parent of FDTI, valued at the closing market price of its common stock on the date of acquisition of $.49 per share or $237,650. FDTI has acquired the rights to develop and market a patented and proprietary technology for fingerprint analysis using an LED intense headband light source. The purchase price of $237,650 was allocated to acquired intellectual property and is being amortized over its estimated useful life of five years. FDTI had no operating history and had not generated any revenues. Accordingly, the acquisition was accounted for as a purchase of its assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If the Company’s actual collections experience changes, revisions to its allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are recorded at cost. Depreciation on leasehold improvements is computed using the straight-line method over the original term of the lease.

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

Software Development Costs

Costs incurred to establish technological feasibility of computer software products are research and development costs and are charged to expense as incurred. No such costs were expensed during the years ended December 31, 2004 and 2003. Costs of producing product masters subsequent to technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to the customers. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the products or the gross revenue ratio method, whichever results in the greater amount of amortization. Amortization expense of $27,228 and $27,229 was recorded for the years ended December 31, 2004 and 2003, respectively. The unamortized balance of $81,682 was written off as an impairment loss during 2004.

Acquired Software

In connection with the acquisition of Access Orlando, the Company acquired Internet Remote Print software that was assigned a value of $288,000, representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired software is being amortized over its expected useful life of five years. Amortization expense was $67,200 and $57,600 for the years ended December 31, 2004 and 2003, respectively.

Intellectual Properties

In connection with the acquisitions of Smart Biometrics, Inc, Telepartners, Inc. and Fingerprint Detection Technologies, Inc., the Company acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values of $700,000, $160,000 and $237,650, respectively, for a total of $1,097,650, representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired intellectual properties are being amortized over their expected useful lives of five years. Amortization expense was $231,423 and $112,005 for the years ended December 31, 2004 and 2003, respectively. The unamortized balance of $124,400 of the Telepartners, Inc. Intellectual Property was written off as an impairment loss during 2004.

Product Development Costs

The Company capitalizes product development costs when the projects under development reach technological feasibility. Capitalization ends when the product is available for general release to our customers, at which time the amortization of the capitalized cost begins. Product development costs are amortized using the straight-line method over the estimated useful life of the product.

Revenue Recognition

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our biometric and software products; (ii) user fees for online Application Service Provider (“ASP”) services; (iii) consulting, custom software and web development services; (iv) maintenance agreements in connection with the sale and licensing of software products; and (v) Internet access and web hosting services. Biometric and Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and the technology or the software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Revenue from ASP services are recognized as the transactions are processed by the system. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from the customers in advance of amounts earned will be deferred and recorded as a liability.

Accounting for Stock Compensation Plan

The Company accounts for its stock option plan using the intrinsic value based method of accounting, under which no compensation expense is recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options’ vesting period. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards for the years ended December 31:

	2004	2003
Net loss, as reported	$(5,847,017)	$(4,690,188)
Add: stock-based employee compensation expense included in reported net loss net of related tax effects	-	-
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	$(360,150)	$(1,642,276)
Pro forma net loss	$(6,207,167)	$(6,332,464)
Basic and diluted loss per common share, as reported	$(.13)	$(.12)
Basic and diluted loss per common share, pro forma	$(.13)	$(.17)

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

Net Loss Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of December 31, 2004 and 2003, the Company had respectively, 30,338,867 and 20,334,701 potentially dilutive common shares as a result of warrants and options granted.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, accounts payable, accrued expenses and loans from shareholders. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method the fair value of long-term debt was not significantly different from the stated value at December 31, 2004 and 2003.

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

Management’s Plans

As of December 31, 2004, the Company has a working capital deficit and has incurred significant losses from operations since its inception. Senior management of the Company, owning approximately 64% of the outstanding shares of common stock of the Company as of December 31, 2004, has represented its positive intent and ability to fund the operations, including debt service payments, of Sequiam Corporation and Subsidiaries on an as needed basis through January 1, 2006.

Reclassification

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard No. 123 "Share-Based Payment" (SFAS 123R). SFAS 123R requires Companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification This statement is effective for the first reporting period beginning after June 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on the Company's consolidated financial statements.

2. Property and Equipment

Property and equipment consist of the following at December 31:

	2004	2003
Leasehold improvements	$1,465,270	$1,126,769
Office furniture and fixtures	451,984	450,398
Computer equipment	150,749	127,293
Purchased software	192,212	192,212
	2,260,215	1,896,672
Less accumulated depreciation	956,458	721,806
	$1,303,757	$1,174,866

Depreciation expense totaled $234,798 and $256,034 during 2004 and 2003, respectively. Included in current assets are $-0- and $40,706 of equipment held for resale, net of a $40,706 impairment loss recognized in 2004 on that equipment. The equipment was written down to its estimated liquidation value based upon information obtained from dealers. This equipment remains from operations discontinued by Brekel prior to its acquisition by Sequiam.

3. Intangible Assets

Intangible assets consist of the following as of December 31, 2003:

Amortized Intangible Assets	Weighted- average Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software Development costs	5	$136,145	$27,229	$108,916
Acquired software	5	288,000	57,600	230,400
Intellectual properties	5	1,097,650	112,005	985,645
		$1,521,795	$196,834	$1,324,961

Intangible assets consist of the following as of December 31, 2004
Amortized Intangible Assets	Weighted- average Amortization period	Gross Carrying Amount	Accumulated Amortization & Impairment Allowance	Net Carrying Amount
Acquired software	5	288,000	124,800	163,200
Intellectual properties	5	1,112,718	467,822	644,896
		$1,536,863	$728,767	$808,096

Amortization expense totaled $325,851 and $196,834 during 2004 and 2003, respectively.

The estimated future amortization expense for each of the five succeeding years is as follows:

Year ending December 31,
2005	245,130
2006	245,130
2007	235,530
2008	82,306

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

Pursuant to the accord and satisfaction, Sequiam issued 100,000 shares of restricted common stock to LJCI, which, had a fair market value of $51,000, based on a closing trading price of $0.51 per share on January 29, 2004. In addition, the Company delivered to LJCI a promissory note in the principal amount of $200,000 with interest in the amount of 8% per year, plus principal, due in six installments of $34,017 per month beginning February 1, 2004. The Company has paid the note in full.

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

On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest become due on January 30, 2005. The debt discount was originally amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount will be amortized over twelve months. As of December 31, 2003, the balance of the Note, net of the unamortized debt discount of $133,928 was $266,072 and is included in Notes Payable.

On December 18, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued one warrant to the holder to purchase 200,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest were paid in full during 2004.

On December 18, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued one warrant to the holder to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share. The principal and accrued interest were paid in full during 2004.

On December 26, 2003, Sequiam entered into a debenture agreement (“Debenture”) with Eagle Financial, LLC, for a principal loan amount of $150,000 under a debenture bearing interest at ten percent (10%). The principal and accrued interest were paid in full during 2004. The Debenture also provided for an unconditional equity provision whereby the Corporation issued seventy five thousand (75,000) restricted shares to the Holder as an incentive to lend. The fair value of the shares was recorded as a debt discount of $30,000.

The preceding information is summarized as follows at December 31, 2003:
	Face	Debt	Carrying
	Amount	Discount	Amount
Promissory note - Lee Harrison Corbin	50,000	-	50,000

Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	100,000	-	100,000

10% Convertible Debenture-Eagle Funding, LLC, 10%	150,000	(30,000)	120,000

Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	400,000	(133,928)	266,072

8% Convertible Debenture-La Jolla Cove Investors	150,000	(93,750)	56,250
	850,000	(257,678)	592,322

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claims that Brekel owes a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel has returned possession of the copiers to GE, but Brekel disputes the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest.

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

On September 7, 2004, the Company entered into an unsecured loan agreement with Eagle Funding, LLC, for a principal loan amount of $200,000 under a promissory note bearing interest at eight percent (8%). The principal becomes due on March 7, 2005 and the interest is due monthly. In connection with this loan, the Company issued one warrant to the holder to purchase 400,000 shares of its common stock at an exercise price of $0.66 per share.

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

On November 19, 2004, the Company entered into an unsecured loan agreement with Walter H. Sullivan III, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 260,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest become due on February 19, 2005.

On December 16, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 150,000 shares of its common stock at an exercise price of $0.33 per share. The principal and interest become due on January 31, 2005.

The preceding information is summarized as follows at December 31, 2004:
	Face	Debt	Carrying
	Amount	Discount	Amount
Notes payable - Precision	$47,634		$47,634

Notes payable - GE	50,556		50,556

Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	400,000	-	400,000

Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	400,000	-	400,000

Promissory note - Eagle Funding, LLC	200,000	(24,018)	175,982

Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	500,000	(71,342)	428,658

Promissory note - Lee Harrison Corbin	75,000	(10,701)	64,299

Promissory note - Walter Sullivan	100,000	(15,272)	84,728

Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	50,000	(9,780)	40,220
	$1,823,190	$(131,113)	$1,692,077

5. Loans From Shareholders

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Communications, Inc. (formerly Brekel Group, Inc.) $50,000.  Interest is payable at 6%.  As of December 31, 2004 and 2003, the balance due under this loan was $50,000 payable on demand together with accrued interest of $2,750 and $5,250, respectively.

Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to Sequiam Corporation and Sequiam Software, Inc. under demand notes.  At December 31, 2004 and 2003, Sequiam owed $271,650 and $570,450 on these notes, including accrued interest of $24,106 and $15,316, respectively.  The notes bear interest at 2% per annum and are due on demand.

Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to Sequiam Corporation.  At December 31, 2004 and 2003, Sequiam owed approximately $12,000 without interest or specific repayment terms.

A shareholder not employed by the Company advanced $75,000 to the Brekel Group, Inc. on March 1, 2002. The terms of the demand note include interest payable at 6% and a right to convert the note to common stock at $1.00 per share. At December 31, 2004 and 2003 the remaining principal balance was $15,301 and $62,850 and accrued interest was $-0- and $735, respectively.

Included in accounts payable and accrued expenses at December 31, 2004 and 2003 are un-reimbursed business expenses of $2,324 and $2,244 owed to Nicholas VandenBrekel and $1,000 and $10,000 owed to Mark Mroczkowski, respectively.

6. Income Taxes

The Company has estimated net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $16,464,000 and $12,785,000 at December 31, 2004 and 2003, respectively. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2020 through 2024. However, as a result of certain acquisitions, the use of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code. Treasury Regulation 1.1502-21 regarding separate return limitation years may further limit these NOLs.

The following is a reconciliation of income taxes at the federal statutory rate of 34% to the provision for income taxes as reported in the accompanying consolidated statements of operations. The temporary differences between net income and taxable income result from the accrual of officers’ salaries of $1,349,792 that are expensed in the financial statements, but are not deductible for tax purposes until paid:

	Years ended December 31,
	2004	2003
Income tax benefit computed at the federal statutory rate	$(2,015,700)	$(1,594,800)
Deferred tax asset acquired	630,800	204,700
State income tax benefit, net of federal benefit	(147,800)	(148,300)
Increase in valuation allowance	1,532,700	1,538,400
Income tax expense (benefit)	$-	$-

The components of the deferred income tax asset are as follows at December 31,

Deferred tax assets:	2004	2003
Accrued shareholder salaries	$603,100	$457,100
Deferred lease obligation	-	336,100
Net operating loss carryforward	6,427,700	4,704,800
Valuation allowance	(7,030,800)	(5,498,000)
Net deferred tax assets	$-	$-

Valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established a valuation allowance in the amount of $7,030,800 and $5,498,000 against its net deferred tax assets at December 31, 2004 and 2003, respectively. The valuation allowance increased $1,532,800 and $1,538,400 during the years ended December 31, 2004 and 2003, respectively.

7. Forbearance Agreement

Prior to our acquisition of the Brekel Group, Inc., effective July 1, 2001, the Brekel Group, Inc. entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011.  Because we determined to cease Brekel’s print and publishing operations before we acquired it, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. In April 2004, we entered into a new lease agreement and note payable with the landlord that supercedes and replaces the lease forbearance agreement entered into by the Brekel Group, Inc. effective July 1, 2002 prior to its acquisition by us.

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

Rental expense for the years ended December 31, 2004 and 2003 was $137,903 and $125,508, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The December 3, 2004 balance of $ 1,525,376 included $234,181 in current portion of long-term debt and $1,290,558 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,564	$234,181
2006	206,773	248,624
2007	210,993	263,959
2008	215,319	280,239
2009	219,753	297,524
Thereafter	110,999	200,849
	$1,157,401	$1,525,376

8. Convertible Debt

On April 27, 2004, the Company closed a convertible debt transaction with Laurus Master Fund, Ltd. (“Laurus”) providing up to $3.0 million in financing. Under the arrangement, the Company delivered to Laurus a secured convertible term note, bearing interest at the Wall Street Journal Prime rate plus 2% (7.25% at December 31, 2004), in the initial amount of $2.0 million, convertible into the Company’s common stock (the “Note”), and a warrant to purchase up to 666,666 shares of the Company’s common stock.

The Note has a term of three years. Interest shall be payable monthly in arrears commencing on June 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on August 2, 2004, at the rate of $60,606. The balance of the Note at December 31, 2004 is $1,818,182 less debt discount recognized of $201,521 or a net of $1,616,561 and is included $1,010,597 in long-term debt and $606,604 in current portion of long-term debt. The maturities of the Note as of December 31, 2004 are as follows:

Year	Maturities
2005	$606,064
2006	909,096
2007	303,022
$1,818,182

The interest rate under the Note is subject to adjustment on a month by month basis if specified conditions are met (including that the common stock underlying the conversion of the Note and the warrant issued to Laurus are registered with the U.S. Securities and Exchange Commission and whether and to what extent the market price of the Company’s common stock for the five (5) trading days preceding a particular determination date exceeds (or is less than) the fixed conversion price applicable to the Note).

Laurus also has the option to convert all or a portion of the Note into shares of the Company’s common stock at any time, subject to specified limitations, at a fixed conversion price of $0.66 per share. The Note is secured by a first lien on all the Company’s and its subsidiaries’ assets. In connection with the Note, Laurus was paid a fee of $105,000, which is included in other assets as deferred loan costs and is being amortized over the life of the loan. Laurus received a six-year warrant to purchase up to 666,666 shares of the Company’s common stock at prices ranging from $0.83 per share to $1.16 per share. A discount of $215,915 was recognized on the value of the warrants and is being amortized as interest expense over the life of the loan. A discount of $458,339 was allocated to the beneficial conversion feature. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon conversion of the Note and the exercise of the warrant issued to Laurus.

Laurus has committed to fund to the Company an additional $1.0 million under the financing arrangement on substantially similar terms as the initial $2.0 million funding, which additional $1.0 million will become available to the Company following its completion and/or achievement of certain conditions to funding, including, without limitation, certain performance benchmarks.

On October 27, 2004, the “Company amended the terms of its agreements with Laurus by reducing the fixed conversion price of $0.66 per share to $0.33 per share; amending the principal amortization from $60,606 per month beginning August 2, 2004 to $75,758 beginning May 2, 2005; amending the six-year warrant to purchase up to 666,666 shares of the Company’s common stock at prices ranging from $0.41 per share to $0.58 per share; and granting a new six-year warrant to purchase up to 470,000 shares of the Company’s common stock at a price of $0.33 per share in satisfaction of due and unpaid fees in the aggregate amount of $49,333. In addition Laurus agreed to release the Company from a technical default of the Securities Purchase Agreement with respect to the creation of the certain debt obligations.

9. Capital Stock

During the year ended December 31, 2004, the Company issued 1,752,082 common shares for business advisory services valued at $570,450 based on the Company’s quoted market price on the date of the related agreements.

During the year ended December 31, 2004, the Company sold an aggregate of 1,993,757 shares of its common stock to six accredited investors at an average price of $0.38 per share for net proceeds of $761,092. In connection with such sales, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  These investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

	Shares	Fair Value	Average price
Stock for services	1,972,082	$570,450	$0.3
Stock sales	2,131,257	$801,467	$0.36

10. Employee Stock Incentive Plan

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors And Consultants Stock Plan. This Stock Incentive Plan is intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the "Stock Options") to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions (the "Awards"). The maximum number of shares of the Common Stock that may be issued pursuant to these plans shall be 14,000,000 and 1,000,000, respectively at December 31, 2004, amended from 10,000,000 and 5,000,000 at December 31, 2003.

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

On November 28, 2003 the Company granted options for 9,660,500 shares to its employees at an exercise price of $0.17 the fair market value of the stock on that date. Officers and Employee Directors were granted options for nine million of the total granted. On April 1, 2004 and July 26, 2004 the Company granted options for 2,000,000 and 300,000 shares to two employees at exercise prices of $0.70 and $0.33, the fair market value of the stock on those dates, respectively.

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding beginning of year	9,660,500	$0.186	-0-	$0.186
Granted	2,300,000	$0.652	9,660,500	$0.186
Exercised	(237,500)	$0.170	-0-	-0-
Canceled	-0-	-0-	-0-	-0-
Outstanding end of year	11,723,000	$0.278	9,660,500	$0.186

Exercisable at December 31	9,423,000	$0.186	9,660,500	$0.186

Available for grant at December 31	3,277,000		339,500

The following table summarizes the stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.186	9,423,000	9 Years	$0.186	9,423,000	$0.186
$0.70	2,000,000	10 Years	$0.70	-0-	$0.70
$0.33	300,000	10 Years	$0.33	-0-	$0.33

Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards, the Company's net loss and earnings per share would approximate the following pro forma amounts:

	2004	2003
Net loss - as reported	$(5,928,302)	$(4,690,188)
Net loss - pro forma	$(7,427,637)	$(6,332,464)

Basic and Diluted EPS - as reported	$(0.13)	$(0.12)
Basic and Diluted EPS - pro forma	$(0.16)	$(0.17)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 2004 and 2003 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 284.89%; risk free interest rate of 4.32%; and expected lives of 10 years. As of December 31, 2004 and 2003, no stock options had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

11. Commitments and Contingencies

On October 1, 2002, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the years ended December 31, 2004 and 2003, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

On November 1, 2002, the Company’s Chief Technology Officer (“CTO”) entered into an employment agreement with Sequiam Software. The agreement has an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $75,000 and allows for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract.

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement (“Agreement”) with Xerox Corporation (“Xerox”) on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel gave proper notice of such termination in March 2001. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. Xerox had taken no action since its September 3, 2002 demand letter until June 29, 2004, when Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County State of Florida. The claim amount in controversy is approximately $1,574,000. The Company disputes these claims and believes them to be without merit. Because this matter is in very preliminary stages, management is unable to determine the likelihood of an unfavorable outcome and, accordingly, has not accrued any amount for potential losses in connection with this lawsuit.

The Company currently operates without directors’ and officers’ insurance and property, casualty and general liability insurance and is at risk for those types of losses.

12. Supplemental Cash Flow Information

	Year ended December 31,
	2004	2003
Supplemental cash flow information:
Cash paid for interest	$124,358	$33,446

Non-cash investing and financing activities:
Correct stock price error	19	-
Accounts payable converted to notes payable	$150,000	-
Leasehold improvements financed	$338,501	-
Original issue discount on debt	$1,216,868	$580,000
Loan costs paid with warrants	$49,333
Common shares issued for acquisition of WMW Communications, Inc. assets	-	$150,000
Common shares issued for acquisition of Smart Biometrics, Inc. assets	-	$750,000
Common shares issued for acquisition of Telepartners, Inc. assets and liabilities assumed	$15,068	$149,933
Common shares issued for acquisition of Fingerprint Detection Technologies, Inc.	-	$237,650

14. Operating Segments

Pursuant to FAS 131, the Company defines an operating segment as:

•	A business activity from which the Company may earn revenue and incur expenses;

•	Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

•	For which discrete financial information is available.

Sequiam has two operating segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

Our operating segments are defined as follows:

The Information Management segment provides interactive web-based technologies, as well as ASP, ISP and other customer web development and software development services.

The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

The table below presents certain financial information by business segment for the year ended December 31, 2003.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$338,549	$47,620	$386,170	$-	$386,170
Interest expense	(31,426)	-	(31,426)	(337,237)	(368,663)
Depreciation and amortization	354,772	98,096	452,868	-	452,868
Segment loss	(1,531,676)	(158,202)	(1,689,878)	(3,000,310)	(4,690,188)
Segment assets (1)	1,594,176	876,427	2,470,603	272,282	2,742,885

The table below presents certain financial information by business segment for the year ended December 31, 2004.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$165,729	$99,765	265,494	$-	265,494
Interest expense	(61,154)	-	(61,154)	(1,288,683)	(1,349,836)
Depreciation and amortization	353,241	207,407	560,649	71,331	631,980
Segment loss	(2,486,939)	(409,682)	(2,896,621)	643,021	(5,847,017)
Segment assets (1)	1,403164	469,470	1,872,634	(2,950,396)	2,515,655

Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2004, we terminated Gallogly, Fernandez & Riley, LLP as our independent auditor. Our Board of Directors approved the termination of Gallogly, Fernandez & Riley, LLP. Gallogly, Fernandez & Riley, LLP audited our financial statements for the fiscal years ended December 31, 2002 and 2001.

Gallogly, Fernandez & Riley, LLP ‘s report on our financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During the recent fiscal year ended December 31, 2003, (i) there were no disagreements between us and Gallogly, Fernandez & Riley, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Gallogly, Fernandez & Riley, LLP, would have caused Gallogly, Fernandez & Riley, LLP to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K of the SEC. The decision to replace Gallogly, Fernandez & Riley, LLP was not the result of any disagreement between Gallogly, Fernandez & Riley, LLP and us on any matter of accounting principle or practice, financial statement disclosure or audit procedure.

Concurrently, on January 19, 2004, our Board of Directors approved the appointment of Tedder, James, Worden & Associates, P.A. as our new independent accountant and auditor. We did not consult with Tedder, James, Worden & Associates, P.A. on any matters related to accounting principles or practice, financial statement disclosures or audit procedures prior to selecting and appointing Tedder, James, Worden & Associates, P.A. as our auditor.

ITEM 8A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined by Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

ITEM 8B	OTHER INFORMATION

Not applicable.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each person who currently serves as a director and/or officer of our Company as of December 31, 2004. Our directors serve for a three-year term that expires at every third regular annual meeting of our shareholders, and until such directors’ successors are elected and qualified.

Name	Age	Position
Nicholas H. VandenBrekel	40	Chairman, President and CEO; Director
Mark L. Mroczkowski	51	Senior Vice President and CFO; Director
David Dobkin	52	President of Sequiam Software, Inc.
James C. Stanley	66	President of Sequiam Biometrics, Inc.; Director
Alan McGinn	44	Vice President and CTO
Marianne Morrison	45	Vice President of Sales of Sequiam Software, Inc.
John P. Bevilaqua	59	President and COO of Sequiam Sports, Inc.

Nicholas VandenBrekel is the founder of Sequiam Corporation and serves as its President, CEO and Chairman. Mr. VandenBrekel has an extensive background in both military service as well as entrepreneurial venues. He is a native of the Netherlands and a permanent resident of the United States. During the last five years Mr. VandenBrekel has been the President and CEO of Brekel Group, Inc. for the last two years and was the President of Sequiam, Inc. In the course of his assignments, he has been responsible for all aspects of, business development, teaching and operations, including strategic planning, product and service development, marketing, and sales and staff development. He speaks several languages and has been a public speaker for many years. Mr. VandenBrekel continuously displays a strong ability to merge both North American business culture with that of Europe and the Far East. Mr. VandenBrekel has a degree in communications from the OPS Academy Royal Netherlands Navy and is a licensed Helicopter Aviator. He also holds degrees and diplomas in electronics and the martial arts. Nick received the 2001 businessman of the year award from the National Republican Congressional Committee’s Business Advisory Council.

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

If the Company maintained an Audit Committee, Mr. Mroczkowski would qualify as is our audit committee financial expert. Mr. Mroczkowski is not an independent director.

Mr. David Dobkin is President of Sequiam Software Inc., Mr. Dobkin, in his role as President of Sequiam Software Inc, is responsible for the development of business and strategic direction for the software company. Prior to his position with Sequiam he had been Vice President of e Business at AlphaGraphics Inc. He was previously a Senior Vice President for Caliber Learning a NASDAQ traded technology services company providing on-line learning services to corporations. As well he was Principal with Ernst and Young LLP Management Consulting, focusing on Internet business consulting and he served as a Vice President and in other various management capacities for R.R. Donnelley and Sons. He holds both and MBA from the University of Chicago and MSc in Engineering from University of Illinois.

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

Marianne Morrison has served as the Vice President of Sales for Sequiam Software, Inc since July 26, 2004. For the past four years, Ms. Morrison served as Vice President of Sales, Production Printing Group, of Atlanta, GA-based IKON Office Solutions, a leading document management and services firm. From 1990-2000, Ms. Morrison was with Xerox Corporation, an international copy and equipment manufacturer and held various titles, including Sales Operation Manager, Marketing Operations Manager, Integrated Sales Manager, and Product Marketing Manager. Ms. Morrison has a Master's Degree in Education from Bridgewater State College in 1983 and a Bachelor's Degree in Human Services from Fitchburg State College in 1981.

John P. Bevilaqua has served as the President and Chief Operating Officer of Sequiam Sports, Inc. since June of 2004. Mr. Bevilaqua served as the President and Chief Executive Officer of Creative Marketing Strategies, Inc. from 1994 to 2004. Mr. Bevilaqua served as the Chief Marketing Officer for Jacoby Development, Inc. from 1997 to 2001 and served as a partner of Unique Signature Applications, Inc. Mr. Bevilaqua also served as the National Sports Manager and Olympic Project Manager for The Coca-Cola Company from 1978 to 1983. Mr. Bevilaqua received a B.S. Degree in Business Administration from the University of Chattanooga.

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

Mr. David Dobkin was hired as the President of Sequiam Software, Inc. pursuant to an employment agreement dated as of April 1, 2004 and extends for a term of two years. Mr. Dobkin earns annual compensation of $150,000 until we acquire at least $3 million in new equity capital. Once we acquire $3 million in new equity capital, Mr. Dobkin’s annual compensation will increase to $175,000. Upon the commencement of employment, Mr. Dobkin earned 50,000 shares of restricted common stock which we have not issued as of the date of this prospectus. In addition, we will pay Mr. Dobkin a sign-on bonus of $50,000, net of taxes, once we acquire $3 million in new equity capital. We granted Mr. Dobkin stock options exercisable into two million shares of common stock at an exercise price equal to the market price as of the date of employment.

Ms. Marianne Morrison was hired as the Vice President of Sales of Sequiam Software, Inc. pursuant to a letter agreement dated July 26, 2004 and extends for a term of two years, and may be extended for successive one-year periods. Ms. Morrison earns annual compensation of $140,000 until December 31, 2004. Beginning on January 1, 2005, Ms. Morrison’s annual compensation will increase to $152,000. Ms. Morrison will also earn a $1,000 bonus for each new account closed and a commission equal to 1% of team gross sales/override on direct and indirect sales, paid monthly. In the event that a change in control of Sequiam Software, Inc. occurs, then Ms. Morrison will receive a lump sum payment equal to two years salary if occurring during the first two years of her employment or will receive a lump sum payment equal to one years salary for each year thereafter. We granted Ms. Morrison stock options exercisable into five hundred thousand shares of common stock at an exercise price equal to the market price as of the date of employment.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by Sequiam, as well as certain other compensation, paid or accrued, during each of Sequiam’s last two fiscal years to the Chief Executive Officer and to the other executive officers whose total annual salary and bonus paid or accrued exceeded $100,000. Directors who are also employees receive no compensation for serving on the Board of Directors.

Footnotes:
SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					AWARDS
Name & Principal Position	Year	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards	Securities Underlying Options/SARs (3)	LTIP Payouts	All Other Compensation
Nicholas VandenBrekel,
President, CEO,	2004	$194,375		$14,400
Chairman (1)	2002	$185,000		$14,400		5,000,000
	2002	$158,750		$14,400
Mark Mroczkowski,
Corporate Secretary,	2004	$184,375		$12,000
Senior Vice President,	2003	$175,000		$12,000		4,000,000
Treasurer and CFO (1)	2002	$156,250		$8,000

(1) None of the annual salary amounts shown were paid in 2001, 2002 or 2003 and remain accrued at December 31, 2003. In 2004 $125,000 was paid and $69,375 was accrued to Nicholas VandenBrekel and $118,750 was paid and $65,625 was accrued to Mark Mroczkowski.

(2) Compensation shown in this column was earned by accruing the automobile allowances provided in the employment agreements.

(3) Shares shown in this column represent options granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

Director and Officer Stock Option/Stock Appreciation Rights (“SARs”) Grants

On September 23, 2003, we adopted the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan, subject to stockholder approval.

The following table sets forth the stock options granted to our named executive officers and directors during the year ended December 31, 2004. No stock appreciation rights were awarded.

Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
David Dobkin	2,000,000	86.96%	$0.70	April 1, 2014
Marianne Morrison	300,000	13.04%	$0.33	July 26, 2014

Long Term Incentive Plan Awards

No long-term incentive plan awards have been made by the Company to date.

Defined Benefit or Actuarial Plan Disclosure

We do not provide retirement benefits for the directors or officers.

Compensation of Directors

None of our directors received compensation for their service as directors during the fiscal year ended December 31, 2004.

Employment Contracts and Change-In-Control Arrangements

On October 1, 2002, Mr. VandenBrekel and Mr. Mroczkowski entered into amended and restated employment agreements with Sequiam Corporation and its subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000, respectively, and allow for bonuses in cash, stock or stock options and participation in our benefit plans. No bonuses have been paid and no criteria for determining bonuses has been established by our directors. We do not intend to pay bonuses for the calendar year 2004. Full time employment is a requirement of the contract. In the event that a change in control of any related company occurs without the prior approval of our then existing Board of Directors, then these contracts will be deemed terminated and we will owe termination compensation to each employee consisting of a $5 million lump sum cash payment plus five annual payments of $1 million, each. Each of Mr. VandenBrekel and Mr. Mroczkowski may terminate their respective employment agreement without cause upon 30-day advance written notice.

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

Mr. James Stanley was hired as the President of Sequiam Biometrics, Inc., pursuant to an employment agreement dated as of April 21, 2003 and extends for a term of two years. Mr. Stanley does not begin to earn or accrues compensation until a future date to be determined by the Board of Directors at which time he will earn a base salary of $150,000. In February 2005, Mr. Stanley was informed in writing that his contract will not be renewed after April 21, 2005.

Section 16(A) Beneficial Ownership Reporting Compliance

Not applicable.

COMMITTEES OF THE BOARD

We do not currently have any formal board committees.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

During the past five years, none of our executive officers, directors, promoters or control persons have been involved in a legal proceeding material to an evaluation of the ability or integrity of such person.

Code of Ethics

The Company has not adopted a code of ethics for its CEO and Senior Financial Officers as defined by the Securities and Exchange Commission. The Company intends to adopt a code of ethics for its CEO and Senior Financial Officers shortly.

Compensation Committee

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

The table below sets forth, as of January 7, 2005, certain information with respect to the beneficial ownership of our common stock by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Except as otherwise set forth below, the address of each of the persons listed below is 300 Sunport Lane, Orlando, Florida 32809.

Name	Shares Beneficially Owned	Percentage of Shares Beneficially Owed
Nicholas VandenBrekel (1)	23,325,000	39.16%
Mark Mroczkowski (2)	9,251,118	15.53%
L. Alan McGinn (3)	225,000	0.38%
Officers and Directors as a group	36,197,784	60.77%
Optimix Technology Fund, N.V. Johannes Vermeer Straat 14224 Box 15543 Amsterdam, NA Netherlands 1001	2,666,666	5.55%
Laurus Master Fund, Ltd. (3) c/o M&C Corporate Services Limited P.O. Box 309 G.T. Ugland House, South Church Street George Town Grand Cayman, Cayman Islands	2,363,889	4.99%
Walter H. Sullivan, III (4) 4 Embarcabero Center Suite 1570 San Francisco, California 94111	11,064,214	19.70%

(1)	Includes 5,000,000 shares that may be acquired upon exercise of stock options.
(2)	Includes: (a) 4,000,000 shares that may be acquired upon exercise of stock options; and (b) 294,118 shares owned by Mr. Mroczkowski’s wife, of which he disclaims beneficial ownership.
(3)
Although 6,060,606 shares may be acquired immediately upon conversion of an outstanding secured convertible term note at a conversion price of $0.33 per share and 1,136,666 shares which may be purchased immediately upon exercise of outstanding common stock purchase warrants as further discussed below, the convertible note and warrant contain provisions which restrict Laurus from beneficially owning in excess of 4.99% of our outstanding shares of common stock provided that Laurus can waive this restriction on 75 days notice to the Company or upon an event of default under the outstanding secured convertible term note. Does not include an additional 1,772,728 shares which may be issuable on account of interest and any possible penalties or anti-dilution adjustments.

(4)
Includes 8,784,201 shares of common stock which may be issued upon exercise of outstanding warrants and 2,280,013 that are held of record. This does not include any stock that may be beneficially owned by Mr. Sullivan and held by brokers in “street name.”

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2004.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	11,723,000	$0.278	3,277,000
Total	11,723,000	$0.278	3,277,000

Footnotes to Table:

(1) Options for 300,000 of the 11,723,000 shares to be issued have an exercise price of market value. The weighted-average exercise price is based upon the closing trading price of $0.40 on December 31, 2003.

On September 23, 2003, we adopted the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan, both subject to stockholder approval at our next annual meeting. The Stock Incentive Plan is intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to our companies to receive certain options to purchase our common stock and to receive grants of our common stock, subject to certain restrictions. The maximum number of shares of our common stock that may be issued pursuant to these plans shall be 14,000,000 and 1,000,000, respectively.

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

Name	Common Stock Before Closing	Percent of Class	Common Stock After Closing	Percent of Class
Nicholas H. VandenBrekel	0	0%	15,000,000(1)	61.90%
Mark Mroczkowski	0	0%	5,500,000(2)	22.70%
James Rooney	0	0%	500,000	2.06%
Brekel Group, Inc.	0	0%	1,000,000	4.13%
Footnotes:

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

Name	Common Stock Before Closing	Percent of Class(1)	Common Stock After Closing	Percent of Class(2)
Nicholas H. VandenBrekel	15,000,000(3)	61.90%	18,500,000	76.37%
Mark Mroczkowski	5,500,000(4)	22.70%	4,957,000	20.46%
James W. Rooney	500,000	2.06%	526,666	2.17%
Brekel Group, Inc.	1,000,000	4.13%	0	0%

Footnotes:

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

Item 13.	Exhibits and Reports on Form 8-K

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Merger.[1]
2.2	Stock Exchange Agreement and Plan of Reorganization.[2]
2.3	Asset Purchase Agreement.[3]
2.4
Agreement and plan of acquisition between Fingerprint Detection Technologies, Inc., a Florida corporation, UTEK Corporation, a Delaware corporation, and Sequiam Corporation, Inc., a California corporation.[4]

2.5	Asset Purchase Agreement with Smart Biometrics, Inc.[5]
2.6	Asset Purchase Agreement with Telepartners, Inc.[6]
2.7	Stock Exchange Agreement and Plan of Reorganization among Sequiam Corporation and the Shareholders of Brekel Group, Inc., dated June 17,2002[7]
3.1	Articles of Incorporation (Charter Document).[8]
3.2	Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002.[9]
3.3	Bylaws.[8]
3.4	Amendment to our Bylaws, dated July 18, 2002.[10]
4.1	8% Convertible Debenture.[11]
4.2	Warrant to Purchase Common Stock.[11]
4.3	Side Letter Agreement between Sequiam Corporation and La Jolla Cove Investors, Inc. regarding Warrant to Purchase Common Stock, dated March 5, 2003.[11]
4.4	Registration Rights Agreement[11]
4.5	Letter Agreement between Sequiam Corporation and La Jolla Cove Investors, Inc., dated April 16, 2003.[12]
4.6	Secured Convertible Term Note, dated April 27, 2004, made by Sequiam Corporation in favor of Laurus Master Fund, Ltd.[13]
4.7	Registration Rights Agreement, dated April 27, 2004, by and between Sequiam Corporation and Laurus Master Fund, Ltd.[13]
4.8	Common Stock Purchase Warrant, dated April 27, 2004, issued by Sequiam Corporation, in favor of Laurus Master Fund, Ltd.[13]
4.9	Common Stock Purchase Warrant, dated October 27, 2004, issued by Sequiam Corporation, in favor of Laurus Master Fund, Ltd.[22]
10.1	Demand Promissory Note made by Sequiam, Inc. (a/k/a Sequiam Software, Inc.) payable to Nicholas H. VandenBrekel, dated June 30, 2002, in the principal amount of $301,000.[15]
10.2	Demand Promissory Note made by Sequiam Software, Inc. payable to Brekel Group, Inc. (a/k/a Sequiam Communications, Inc.), dated June 30, 2002, in the principal amount of $396,158.[15]
10.3	Employment Agreement with Nicholas Van den Brekel.[9]
10.4	Employment Agreement with Mark Mroczkowski.[9]
10.5	Amended and Restated Employment Agreement with Nicolas Van den Brekel.[14]
10.6	Amended and Restated Employment Agreement with Mark Mroczkowski.[14]
10.7	Employment Agreement with Alan McGinn.[14]
10.8	Put and Call Agreement, dated April 16, 2003.[16]
10.9	Agreement with World Olympians Association[17]
10.10	Agreement of Accord and Satisfaction, dated January 29, 2004[18]
10.11	Promissory Note, dated January 29, 2004, made by Sequiam Corporation in favor of La Jolla Cove Investors, Inc.[18]
10.12	Continuing Personal Guaranty, dated January 29, 2004[18]
10.13	Asset Purchase Agreement dated June 1, 2003, between Sequiam Software, Inc. and Great Barrier Reef, Inc.[19]
10.14	Subscriber Acquisition Agreement dated December 11, 2003, between Sequiam Software, Inc. and Internet Junction Corporation.[19]
10.15	Letter Agreement dated December 5, 2003, between Sequiam Corporation and The Eversull Group, Inc.[19]
10.16	Letter Agreement dated December 3, 2003, between Sequiam Corporation and The Research Works, Inc.[19]

10.17	License Agreement for Use of Co-location Space, dated November 2003, between Sequiam Software, Inc. and FDS Telecommunications, L.P.[19]
10.18	Exclusive Patent License Agreement, between Fingerprint Detection Technologies, Inc. and Westinghouse Savannah River Company LLC.[19]
10.19	Memorandum of Agreement, dated August 27, 2003, between Sequiam Biometrics, Inc. and T&N Enterprises [23]
10.20	2003 Employee Stock Incentive Plan[20]
10.21	2003 Non-Employee Directors and Consultants Stock Plan[20]
10.22	Securities Purchase Agreement, dated April 27, 2004, between Sequiam Corporation and Laurus Master Fund, Ltd.[18]
10.23	Secured Convertible Term Note, dated April 27, 2004, made by Sequiam Corporation in favor of Laurus Master Fund, Ltd.[13]
10.24
Master Security Agreement, dated April 27, 2004, by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Laurus Master Fund, Ltd.[13]

10.25	Registration Rights Agreement, dated April 27, 2004, by and between Sequiam Corporation and Laurus Master Fund, Ltd.[13]
10.26	Common Stock Purchase Warrant, dated April 27, 2004, issued by Sequiam Corporation, in favor of Laurus Master Fund, Ltd.[13]
10.27	Subsidiary Guaranty, dated April 27, 2004, by and among Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc., and Fingerprint Detection Technologies, Inc.[13]
10.28	Grant of Security Interest in Patents and Trademarks, dated April 27, 2004, by and between Sequiam Corporation and the Purchaser[13]
10.39	Grant of Security Interest in Patents and Trademarks, dated April 27, 2004, by and between Sequiam Software, Inc. and Laurus Master Fund, Ltd.[13]
10.30	Grant of Security Interest in Patents and Trademarks, dated April 27, 2004, by and between Sequiam Sports, Inc. and Laurus Master Fund, Ltd.[13]
10.31	Grant of Security Interest in Patents and Trademarks, dated April 27, 2004, by and between Sequiam Biometrics, Inc. and Laurus Master Fund, Ltd.[13]
10.32
Stock Pledge Agreement, dated April 27, 2004 by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Laurus Master Fund, Ltd.[13]

10.33	Incremental Funding Side Letter, dated April 27, 2004, by and between Sequiam Corporation and Laurus Master Fund, Ltd.[13]
10.34	Subordination Agreement, dated April 27, 2004, by and among Mark Mroczkowsi, Nick VandenBrekel and Laurus Master Fund, Ltd.[13]
10.35	Funds Escrow Agreement, dated April 27, 2004, by and by and among Sequiam Corporation, Laurus Master Fund, Ltd. and Dechert LLP.[13]
10.36	License Agreement between Sequiam Biometrics, Inc. and Security Marketing Group, LLC[21]
10.37	Lease Agreement by and between Sequiam Sports, Inc. and EastGroup Properties, L.P. [23]
10.38	Promissory Note, dated as of July 1, 2004, made by Sequiam Corporation in favor of EastGroup Properties, L.P. [23]
10.39	Developer’s License Agreement, dated as of July 15, 2004, by and between Sequiam Corporation and Blackboard, Inc. [23]
10.40	Agreement, dated as of August 19, 2004, by and between Sequiam Corporation and the National Rifle Association of America. [23]
10.41	Promissory Note, dated as of September 7, 2004, made by Sequiam Corporation in favor of Eagle Funding, LLC [23]
10.42	Promissory Note, dated as of September 30, 2004, made by Sequiam Corporation in favor of Lee Harrison Corbin [23]
10.43	Promissory Note, dated as of September 30, 2004, made by Sequiam Corporation in favor of Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen [23]
10.44	Employment Agreement with David Dobkin [23]
10.45	Employment Agreement with Marianne Morrison [23]

10.46	Amendment and Waiver to Securities Purchase Agreement, dated as of October 27, 2004, by and between Sequiam Corporation and Laurus Master Fund, Ltd.[22]
10.47	Promissory Note, dated as of November 19, 2004, made by Sequiam Corporation in favor of Walter H. Sullivan, III [23]
14.1	Code of Ethics
16.1	Letter regarding change in certifying accountant.[14]
21.1	Subsidiaries*
23.1	Consent of Tedder, James, Worden & Associates, P.A.*
31.1	Certification Of Chief Executive Officer Pursuant To 15d-14.
31.2	Certification Of Chief Financial Officer Pursuant To 15d-14.
32.1	Certification Of Chief Executive Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
32.2	Certification Of Chief Financial Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
___________________________________

* Filed herewith

[1]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2002.
[2]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2002.
[3]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2003.
[4]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 19, 2003.
[5]	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 23, 2003.
[6]	Incorporated by reference from our Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on October 3, 2003.
[7]	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2002.
[8]	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 13, 2000.
[9]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 20, 2002.
[10]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2002.
[11]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2003.
[12]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2003.
[13]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2004.
[14]	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 28, 2003.
[15]	Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on February 20, 2003.

[16]	Incorporated by reference from our Amended Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on April 18, 2003.
[17]	Incorporated by reference from our Amended Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on June 13, 2003.
[18]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004.
[19]	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004.
[20]	Incorporated by reference from our Form S-8 filed with the SEC on September 30, 2003.
[21]	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.
[22]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.
[23]	Incorporated by reference from our Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on December 17, 2004.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We were billed $96,665 for the fiscal year ended December 31, 2004, and $93,101 for the fiscal year ended December 31, 2003, for professional services rendered by the principal accountant for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statements.

Audit Related Fees

We were billed $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2003, for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

We were billed $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2003, for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

Date: April 15, 2005

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

By: /s/ Mark Mroczkowski
 Mark L. Mroczkowski, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Senior Vice President and Treasurer