Form 10KSB/A
period 2004-12-31
SEQUIAM CORP
filed 2005-04-26
CIK 1123606

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

This Amendment No. 1 to the Annual Report on Form 10-KSB is being filed to amend the Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

INTRODUCTORY NOTE

This Report and other Company communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Item 6, "Management's Discussion and Analysis."

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

In 2003, we decided to expand our portfolio of product offerings to include biometric technology products. The expansion into the biometric technology industry was based on our belief that the terrorist events of September 11, 2001 and the increased focus on national and personal security created an increased demand for biometric technology solutions. Because of these national and global issues, and because of our existing expertise in software design and development, we believed that we were uniquely positioned to enter the biometric industry. Furthermore, our Chief Technology Officer, Alan McGinn, played an instrumental role in connection with the research and development of the BioVaultTM while associated with Smart Biometrics, Inc.

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

IRP allows users to manage incoming print jobs and provide for easy account reporting. IRP also works with any MS Office or other Windows program just like any other printer on a Windows 95/98/NT/2000/XP computer. Because IRP documents use standard PostScript language, documents submitted to the server may be sent to any compatible print or output device. Documents may be sorted and grouped by features in the Java based Print Manager to allow maximum efficiency when printing. Also, IRP can extract raw print data from a printed document for import into other existing applications. As of December 31, 2004, we have not received any revenue from the sale of IRP, however, we had revenues from user fees of $36,200 from our web based IRP products.

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

We have focused on refining the IRP and IRPlicator software products, including the development of an internet-only enabled version that does not require an on-site server installation. We have also focused on integrating Sequiam DMS into the IRP products by incorporating both software programs into one product working together. We have done this by integrating the document management aspects of Sequiam DMS into the unique print capabilities of our IRP products. Additionally, we have allowed Danka Corporation to extensively test the product and we have expended additional effort to incorporate certain changes suggested by them. We are now actively marketing the product to potential value-added resellers using our existing resources. We intend to expand our sales and marketing efforts using the proceeds from our transaction with Laurus Master Fund, Ltd. As of December 31, 2004, we have not received any revenue from the sale of IRPlicator but have received $5,200 for the continued maintenance of our existing IRPlicator customers.

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

Book It, ROVER! allows organizations to turn their “billboard” website into an open ticket window, offering a revenue source not available in the past, while providing members a tool to increase sales without giving up control of their inventory or diluting their price structure. Book it, ROVER! allows one-stop shopping and immediate buying opportunities for interested visitors right from the existing website. On August 19, 2004, however, we entered into an exclusive three-year agreement with the National Rifle Association of America to deploy and integrate Book It, Rover! under the brand name NRA-TRAVEL.COM to manage a travel affinity program available to all members of the National Rifle Association of America. Under the terms of the agreement, we will collect travel operator commissions and then provide a quarterly affinity royalty to the National Rifle Association of America based on the total amount of travel volume. In addition, we must pay the National Rifle Association of America a minimum royalty of $140,000 per year. We launched NRA-TRAVEL.COM on October 1, 2004. As of December 31, 2004, we have not generated any revenue from the use of Book it, ROVER! and this agreement has been terminated.

Access Orlando

We provide web-hosting services to more than 90 customers in the Central Florida area using the Access Orlando trade name at www.ao.net. As of December 31, 2004, we have generated revenues of $82,508 from our web-hosting services.

Sequiam Software

We also provide high-end web development and custom software and database development to medium-sized businesses, local governments and non-profit organizations under the Sequiam Software brand name. Currently, our custom software is focused on information management. As of December 31, 2004, we have generated revenues of $41,821 from our custom software and web development services.

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

Extended Classroom

Sequiam Education, Inc. is focused on the Extended Classroom educational product. The Extended Classroom is a series of 300 internet-based educational supplement videos for grades 1-12 students and their parents. Written and delivered by full-time teachers, these Lesson Concept Summaries cover language arts, math, science and social studies. Furthermore, the Extended Classroom is designed to meet curriculum standards and correspond to homework assignments. The videos average two minutes in length, and include test preparation tools and quizzes that help parents and teachers assess students’ progress and achievement levels. These results are accessed via a unique data retrieval system. The Lesson Concept Summaries are delivered via the Internet, and are available on a compact disc form for homes without broadband access. The videos are digitally mastered and also available for television broadcast. As of December 31, 2004, we have not generated any revenue from the sale of the Extended Classroom.

Safety and Security Segment

A.	Sequiam Biometrics, Inc.

Sequiam Biometrics, Inc. is focused on the BioVaultTM, and the SEQUIAM-BIOLOCK.

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

The BioVault™ measures 12.5 inches wide, by 17 inches long, by 3.5 inches deep, and provides room for two handguns plus ammunition, or valuables such as jewelry, stock certificates and other documents. The BioVault™ is easy to program and stores up to 15 authorized fingerprints. We believe that handgun owners are the largest market for this product, and our marketing campaign employs a video with a TV personality and a police academy instructor. Through our agreement with T&N Enterprises, we have developed a relationship with the National Rifle Association for the sale of the BioVault™ through the National Rifle Association web site. As of December 31,  2004, we have generated $56,783 in revenues from sales of the BioVault™.

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

We acquired the BritePrint technology from the Westinghouse Savannah River Company under the terms of a license agreement. Westinghouse Savannah River Company is recognized as a world-class center of excellence for the development and application of unique and innovative science and technology solutions. Westinghouse Savannah River Company is the applied research and development laboratory for the U.S. Department of Energy. The inventor of the BritePrint technology is Eliel Villa-Aleman. As of December 31, 2004, we have not generated any revenue from sales of the BritePrint and are currently looking to license this product.

The inventor of the BritePrint technology is Eliel Villa-Aleman. As of December 31, 2004, we have not generated any revenue from sales of the BritePrint and are currently looking to license this product. On March 8, 2005 Westinghouse Savannah River Company was granted patent number 6,685,285 B1 for the BritePrint technology.

Market for our Products and Services

We have had no significant sales from our primary products during 2004 as much of the year was spent acquiring, redeveloping and preparing our products for sale. Sales and marketing efforts began in the fourth quarter of 2004. Sales for most of 2004 were derived from secondary services such as our Internet Service Provider, web development and custom software development. We did sell one-time web development and custom software development services to various customers during 2004, for total sales of $41,821. During 2004 the BioVault™ generated sales of $99,765. This is attributable to our marketing efforts with the National Rifle Association. These sales totals were far less than expected in spite of very favorable feedback from the National Rifle Association email campaigns conducted during 2004. We believe that the high retail price of the BioVault™ was an impediment to its sales. As a result we have changed our marketing strategy regarding the BioVault™. We also redesigned and reduced the cost of the original BioVault™ and we have re-introduced it as the BioVault 2.0. The NRA has agreed to actively market the product through its firearms instruction program.

We had sales of $36,200 from our redesigned IRP products available over the Internet on a transaction fee basis. During 2004, we entered into pilot programs to deploy our IRP products with AlphaGraphics, Inc. and Sir Speedy, both of whom are international chains of franchised print shops. This pilot program will involve the identification, pursuit, sales and service of a number of target accounts. We also entered into reseller agreements with Danka Office Imaging Company and IKON Office Products.

We have no historical financial or market information regarding potential sales for the assets acquired from Smart Biometrics, Inc. and Telepartners, Inc. because both companies were development stage companies and neither company had any operating revenue. Furthermore, we only began to receive operating revenue from our IRP software products in the fourth quarter of 2004. Our market estimates for our products and services are based primarily on our own market research, market estimates provided to us by Danka and IKON, and market estimates for the sale of the BioVault™ provided to us by the National Rifle Association.

Our management believes that the market for our IRP products and services includes small, medium and large corporations across all industry segments and non-profit and governmental entities.

We are targeting our sales of Biometric products primarily to leading suppliers in manufacturing and distribution of safety and security products.

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

Value Added Resellers. We plan to form additional relationships with Value Added Resellers that are software companies and print equipment manufacturers and distributors. Under a typical agreement, the Value Added Reseller will sell our software products in conjunction with their own products.  In some instances, a Value Added Reseller might convert our products to their own private-label.  VII, Inc., a government contractor, is a current Value Added Reseller, offering our products to a variety of federal government agencies and other government contractors.   Under the typical Value Added Reseller agreement, we expect to grant the Value Added Reseller a non-exclusive license to resell certain of our software products. In addition, we will permit the Value Added Reseller to sublicense our software products to its own customers. The Value Added Reseller will earn revenue from the sublicenses it grants to its existing customers. As of December 31, 2004, no revenues have been received from VII, Inc.

Distributors. We plan to form relationships with distributors that have experience selling technology products in geographic areas where we do not have a physical presence. We currently have one distributor, BioMet Access Company, LLC in Missouri, that markets and sells biometric products, including the BioVault™, through a network of approximately 200 dealers, partners and consultants. We intend to grant our distributors a non-exclusive license to sell certain of our software products in these geographic areas. We will also permit the distributor to grant sublicenses to use our software products.  The distributor will earn revenue from the sublicenses it grants. As of December 31, 2004, we have received $4,273 revenue from BioMet Access Company, LLC for sales of the BioVault™.

We have an agreement with the National Rifle Association to help distribute the BioVault™. The National Rifle Association acts only as a sales agent and will not purchase any of our products directly. The National Rifle Association offers our BioVault™ in its online store and catalog and has estimated that we will be able to sell approximately 50,000 units over the twelve months following the second quarter 2005. As of December 31, 2004, we have generated little revenue from this relationship because the National Rifle Association had not completed or commenced its overall marketing plan. The National Rifle Association expects to accelerate its marketing efforts in 2005 when we introduce a new version of the BioVault which will be redesigned to their specifications.

Alliance Partners. Our “Alliance Partners” will be companies that provide both technology and management consulting and implementation services, but typically will not actually sell software.  Alliance Partners who recommend our products as a service to their clients, should often provide great influence on sales.  We will not maintain a formal financial relationship with our Alliance Partners nor will our Alliance Partners receive fees in exchange for recommending our products. In return for these referrals, we will, if the occasion arises, refer management consulting services to our Alliance Partners. For example, Danka Corporation has recommended our IRP and IRPlicator software products to companies in a variety of industries, primarily healthcare and education. As a result, two educational institutions have agreed to use IRP beginning in the second quarter of 2005. As of December 31, 2004, we have not received significant revenues from our Alliance Partners, but we have contracts and commitments from two state universities and school systems as a result of their referrals.

Sequiam Associate Partners. We will enter into independent contractor relationships with individuals and organizations working in a self-determined territory. These independent contractors will earn a commission based upon the sales value of the products they sell. We seek candidates with a strong background in our key markets. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts for the sale of our products. The Roosevelt Group, Inc., William J. Metzger, Realvest, Inc., T&N Enterprises, Inc., and the Quasar Group, Inc. are some of our associate partners at this time. As of December 31, 2004, we have not received significant revenues from these partners; however, we have begun a pilot project with AlphaGraphics, Inc. that is currently underway as a result of the efforts of the Roosevelt Group, Inc.

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

We also plan to license our print software, educational and biometrics technologies to companies with greater selling resources and experience then us. We are in discussions with various companies to license our Internet Remote Print software products, Extended Classroom educational product, the original BioVault™, BritePrint and other adaptations of our biometrics technologies. We launched our web site (www.sequiam.com) in 2001 to provide customer leads and to promote our products and services over the Internet. Our web site is also used to provide current customers with information on new products and services, product training dates and company-sponsored seminars. Historically, approximately 100% of our annual revenues have been received through direct sales efforts. We plan to expand those efforts through other distribution channels in 2005. Information contained on our website should not be considered part of this 10-KSB.

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

Access Orlando. Our competition with web site development and web site hosting business is from a variety of small to medium-sized industry specialists and generalists. Our managed hosting services involve hosting website either on our server or on a customer’s server stored at our office. Competitors in Orlando are largely small to mid-sized (6 to 20 staff) companies including: Sales & Marketing Technologies, Xenedev Development Services, Web-Solvers, Digital Planet, Bridgemore Technologies and Atlantic.net. Additionally, dozens of cottage-industry development companies consume a small amount of the market’s development and hosting demand. We do not plan to grow this product offering as we do not consider it part of our core business. We use these revenues to offset our own web hosting and Internet access costs for internal use, and in support of IRP, IRPlicator and Book It, ROVER!

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

Extended Classroom. Numerous companies compete in this market. The top four successful companies with similar goals and markets are Riverdeep, Brainpop, Testbuddy, and Esylvan. Their programs are content rich, very well researched and designed with maximum student interaction in mind. The Brainpop model seems to be the most effective and possibly the most successful with a low-priced model of only $34.95 per year for a family and less than $200 per year for a school. Brainpop appears to be used in 15% of America’s schools and used by approximately two million children. We do not plan to compete in the open market with these firms but are searching instead for a strategic partner who can deploy our product as part of a broader program. As of December 31, 2004, we have not found such a strategic partner for our Extended Classroom product.

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

Our Customers

We provide internet access and web-hosting services for over 700 customers.  In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a year or more after that order.  The additional orders typically have been either custom programming projects or the purchase of new products as these become available.  No single customer accounted for more than 10% of our revenues during 2004.

Intellectual Property

Our patents pending for “BioVault™ “ and “BritePrint” were recently denied. We have resubmitted our patent applications with the United States Patent Office. We have not sought patent protection for any of our software products due to the length of the patent application procedure and the necessity to continually develop and improve our software products. We feel the risk of loss due to piracy is somewhat mitigated because our software is only offered as an application service provider via the Internet. We plan to make patent applications in 2005 for some of the software. We will register as prior art in the Software Patent Institute database any of our methods whose patentability time bar has expired, to prevent anyone else from patenting those methods.

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

Sequiam Biometric, Inc. We acquired both the “BioVault™” and “BritePrint” technology. Accordingly, we had no significant research and development costs associated with these products other than normal adaptations for alternate uses of the biometrics. We do not expect research and development costs to be significant during 2005 and the foreseeable future. We are more focused on licensing our products to companies who manufacture and sell products that will employ our technologies.

Our Employees

As of December 31, 2004, we curtailed operations by reducing our staff from 24 full-time employees to five full-time salaried employees, two part-time hourly employees, four full-time unpaid employees and three commission only salespersons. Five of these employees worked in sales and marketing; six worked in product development and support; and three provided general administrative services. No employees are represented by a labor union, and we consider our relations with employees to be good.

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

Sequiam Sports, Inc. (formerly known as Brekel Group, Inc.) entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Sequiam Sports, Inc. also entered into a Document Services Agreement with Xerox Corporation on November 1, 1999, commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Sequiam Sports, Inc. may terminate the agreement without incurring any early termination charges. Sequiam Sports, Inc. gave proper notice of such termination in March 2001. On September 3, 2002, Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County, State of Florida. The amount in controversy is $1,573,669 We dispute these claims and believe them to be without merit.

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

(d) For information regarding our existing securities authorized for issuance under equity compensation plans, please see Item 11 below.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for Fiscal 2004 compared to Fiscal 2003; and (iii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this 10-KSB.

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

The following table shows the proportion of total revenues by segment in each of the last two fiscal years ended December 31, 2004.

Period	Safety and Security	Information Management

Fiscal year ended December 31, 2003	$47,620	$338,550

Fiscal year ended December 31, 2004	$99,765	$165,729

Results of Operations

Fiscal 2004 compared to Fiscal 2003. Unless otherwise noted, references to 2004 represent the year ended December 31, 2004 and references to 2003 represent the year ended December 31, 2003.

The following table sets forth information regarding our financial results for 2004 and 2003.

	2004 Amount	2003 Amount
Revenue	$265,494	$386,170
Costs of services and product sales	$957,741	$1,072,731
Selling, general and administrative	$3,230,937	$3,448,502
Interest expense	$1,349,836	$368,663
Net losses	$5,928,302	$4,690,188

Revenues

Total revenue decreased by $120,676 or 31% to $265,494 for the year ended December 31, 2004 from $386,170 for the year ended December 31, 2003.

Sales of biometric products were $99,765 in 2004 an increase of $52,145 (110%) over 2003 sales of $47,620. Included in those sales were $37,500 in license fees and BioVault product sales of $62,265 in 2004 compared to $47,620 in 2003 an increase of $14,645(31%). BioVault sales are described below. Biometric and software and license fee revenues were unchanged at $-0- for both 2004 and 2003. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt!123 and ScanIt!123, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $36,200 in ASP service fees in 2004 compared to none in 2003.

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

Each of the four installations was sold prior to our acquisition of W.M.W. Communications at an average price of $40,000 per system with annual support provided at $5,200 per year. Pricing for the Internet product PrintIt123! and ScanIt123! is based upon usage charges ranging from $0.0025 to $0.01 per image processed depending upon volume and application. Targeted customers are large organizations with in-house print facilities and commercial digital printers who wish to use the technology to drive more customer business to their facility. In 2004 we entered into an agreements with AlphaGraphics, Inc., and Sir Speedy/PIP leading global suppliers of strategic sourcing for business copying and printing services, to test IRP in a pilot programs in a select number of its print shops and with certain of its commercial clients. We also signed reseller agreement with Danka Office Systems, Blackboard, Inc. in 2004 and IKON Office Solutions in 2005.

The trend in Internet access is towards broadband access. Dial up service will eventually become obsolete. As a result, we have seen the revenues from our Access Orlando brand steadily decline. We sold the dial-up portion of that business to a large Internet access provider. We acquired that business from W.M.W. Communications, but we did not consider it to be a part of our long-term business plan. In the information Management segment of the business, we expect to concentrate on the ASP products PrintIt123! and ScanIt123!, software, database and web development products.

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

Operating Expenses

Cost of services increased by $22,557 (2.4%), from $935,184 for the year ended December 31, 2003 to $957,741 for the year ended December 31, 2004. This increase is due to a full year’s amortization of intellectual properties acquired during 2003. Actual expenditures to deliver the cost of services decreased $106,659 (18%) from $580,412 in 2003 to $473,753 in 2004, largely due to staff reduction and related personnel costs. Depreciation and amortization included on cost of services increased $277,208 (78%) from $354,772 in 2003 to $631,980 in 2004. We see no upward trend in this cost as we have the infrastructure needed to carry on our business.

Cost of product sales increased $78,066(57%) from $137,547 in 2003 to $215,613 in 2004 due to the increase sales of product.

Selling, general and administrative expenses decreased $217,565 (6%) from $3,448,502 in 2003 to $3,230,937 in 2004. We decreased our overhead expenditures such as salaries, wages and benefits for administrative and, computer maintenance and supplies. We maintained professional services such as legal and accounting fees, and corporate travel expenses at constant levels. We increased expenditures for sales and marketing including advertising, production of marketing materials, and participation in trade show activities as we completed the development of our software products. Also included in selling general and administrative expenses in 2004 is $570,450 and in 2003 is $1,759,445 of non-cash expenses related to investment banking, investor relations, consulting, legal and research and development expenses.

We had grown from twelve employees at December 31, 2002 to seventeen at December 31, 2003, largely as a result of the acquisition of W.M.W. Communications, Smart Biometrics, and Telepartners. During 2004 we consolidated the operations of those companies with ours and made certain reductions in personnel as a result. After we received the loan from Laurus, we increased our Sales and marketing staff in an attempt to get our ASP service launched and generate sales. We hired two executives, four salespersons and two technical support field representatives. We could not generate sales rapidly enough to cover the additional expenses before our cash reserves were depleted. At the end of November we laid off seven of the eight new hires, two administrative staff, and three technical staff members reducing our numbers to eight full time and one part-time staff. We retain some of the former staff as contractors, on an as needed basis. The addition of the employees has negatively impacted liquidity and cash flow for the year ended December 31, 2004 and 2003. We can further expect that payroll will be a burden through 2005 as we attempt to raise the additional capital necessary to get our products to market. Payroll expense as a percentage of revenue will diminish dramatically after we establish a regular sales cycle of our products because our ongoing support costs will be minimal compared to our original development costs. We expect to distribute our products through channel sales and other resellers. As a result, we do not expect large increases in personnel and related expenses as we go to market with our products.

The Company currently operates without directors’ and officers’ insurance and property, casualty and general liability insurance and is at risk for those types of losses.

Interest Expense

Interest expense increased by $981,173, from $368,663 in 2003 to $1,349,836 in 2004, as a result of an increase in loans from shareholders, a note payable related to leasehold improvements acquired from Brekel Group in July 2002 the debenture issued to La Jolla Cove Investors, four loan agreements with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, a loan agreement with Eagle Financial, LLC and the $2 million loan agreement with Laurus Master Fund. Included in interest expense is a non-cash charge of $1,156,996 for accretion of debt discount as a result of capitalizing, and then amortizing over the life of the loan the fair value of warrants for common stock issued in connection with the various loan agreements and the beneficial conversion feature of convertible notes. We expect to see a decrease in interest expense as we convert or replace debt with equity and accrete or write off the remaining debt discount of $332,633.

Net Losses

Sequiam Corporation incurred net losses of $5,847,017 and $4,690,188 for the years ended December 31, 2004 and 2003, respectively, an increase of $1,156,829 (25%). The significant decrease was due largely to the increase in interest expense and non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $570,450 together with $206,082 of additional losses on impairment of intangible assets, and debt restructure charges of $111,742 and increases in depreciation and amortization of $107,781. We expect to incur additional net losses through the second quarter of 2005 as we continue to get our biometrics products into production and continue to introduce our software products to the marketplace. We expect to cash flow the business beginning late in the second quarter and progressing into the beginning the third quarter using proceeds from the sales our products. The Company presently requires sales of approximately $200,000 per month to provide a positive cash flow.

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

Operating Activities

Cash and cash equivalents decreased by $151,450 to $-0-as of December 31, 2004, from $151,450 as of December 31, 2003. Net cash used in operating activities was $2,787,421 for the year ended December 31, 2004, as a result of the net loss during the period of $5,847,017 increases in accounts receivable of $32,454 and increases in accrued expenses of $64,998, which was partially offset by increases in bank overdraft, accounts payable and accrued shareholder salaries totaling $292,271 and non-cash expenses and losses totaling $2,833,269. Net cash used by investing activities was $130,080 for the year ended December 31, 2004 consisting of purchases of equipment of $25,042, product development costs of $34,509 for the BioVault 2.0 and $70,529 of payments for the acquisition of WMW Communications.

Investing and Financing Activities

Net cash provided by financing activities was $2,766,051 for the year ended December 31, 2004. Proceeds from sales of common stock accounted for $801,467, short-term debt increased by $1,325,000 and was offset by repayments of $501,810, long-term debt increased by $2,000,000 for the Laurus Master Fund loan. Repayments of long-term debt to Laurus and on the Forbearance Agreement totaled $266,007. We capitalized loan costs totaling $246,250, repaid shareholder loans in the amount of $346,349.

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

Since December 31, 2003, we sold securities in six separate private placements. As a result, we have received during the year ended December 31, 2004 total net proceeds of $761,092 and most of this amount is reflected as additional paid-in capital in our financial statements for the period ended December 31, 2004. We also received $1,325,000 of proceeds from loans during 2004, and $2,000,000 from a secured convertible term note described below.

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

Finanical Table of Contents

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sequiam Corporation

We have audited the accompanying consolidated balance sheets of Sequiam Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
April 8, 2005

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

Sequiam Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2004 and 2003
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

See accompanying notes to consolidated financial statements

Financial Table of Contents

Sequiam Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
Cash flows from operating activities:	2004	2003
Net loss	$(5,847,017)	$(4,690,188)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	560,649	452,868
Accretion of debt discount	627,326	322,322
Accretion of beneficial conversion feature	458,339	-
Stock options granted to non-employees	122,338	-
Amortization of loan costs	71,331	-
(Gain) loss on sale of equipment	(146)	18,304
Loss on impairment of equipment held for sale	40,706	75,000
Loss on impairment of intangible assets	206,082	-
Loss on debt settlement	56,250	93,158
Issuance of common stock in exchange for services	570,450	1,759,446
Stock issued in debt settlement	51,000	-
(Increase) Decrease in receivables	(32,454)	36,094
(Decrease) increase in allowance for bad debts	390	(2,000)
(Increase) decrease in prepaid expenses, deposits and other assets	(62,075)	(36,055)
Increase in bank overdraft	24,165	-
(Decrease) increase in accounts payable	133,106	(15,628)
(Decrease) increase in other accrued expenses	64,998	(48,700)
Increase in deferred revenue	6,000	-
Increase in deferred rents	26,141	-
Increase in accrued shareholders salaries	135,000	360,000
Net cash used for operating activities	(2,787,421)	(1,675,379)
Cash flows from investing activities:
Equipment purchases	(25,042)	-
Proceeds from sale of equipment	-	42,568
Payment for acquisition of WMW Communications	(70,529)	(67,928)
Product development costs capitalized	(34,509)	(4,206)
Net cash used for investing activities	(130,080)	(29,566)
Cash flows from financing activities:
Proceeds from sales of common stock	801,467	1,040,501
Proceeds from notes and debentures payable	1,325,000	750,000
Repayment of notes and debentures payable	(501,810)	-
Proceeds from long-term debt	2,000,000	-
Repayment of long-term debt	(266,007)	(20,028)
Loan costs capitalized	(246,250)	-
Payments on shareholder loans	(346,349)	-
Net cash provided by financing activities	2,766,051	1,770,473
(Decrease) Increase in cash	(151,450)	65,528
Cash, beginning of period	151,450	85,922
Cash, end of period	$-	$151,450
See accompanying notes to consolidated financial statements

Financial Table of Contents

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

Effective April 1, 2002, Sequiam Corporation (f/k/a Wedge Net Experts, Inc.), through its wholly owned subsidiary, Sequiam Acquisitions, Inc., merged with Sequiam, Inc. and Sequiam Acquisitions, Inc. survived the merger. Sequiam Acquisitions, Inc. changed its name to Sequiam Software, Inc. on May 1, 2002. Pursuant to the merger agreement, Sequiam Corporation issued 20,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of Sequiam Software, Inc. Additionally, pursuant to the merger agreement, 500,000 shares of Sequiam Corporation's common stock were returned to treasury and cancelled. As a result, the former shareholders of the Company obtained 82.53% of the voting rights of Sequiam Corporation. The transaction was accounted for as a recapitalization of Sequiam Corporation and the results of operations and cash flows presented herein prior to the merger are those of Sequiam, Inc. Sequiam, Inc. was incorporated in Delaware on January 23, 2001 (date of inception) to research, develop, produce and market a document management software product.

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

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

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

Revenue Recognition

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our biometric and software products; (ii) user fees for online Application Service Provider (“ASP”) services; (iii) consulting, custom software and web development services; (iv) maintenance agreements in connection with the sale and licensing of software products; and (v) Internet access and web hosting services. Biometric and Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and the technology or the software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Revenues from ASP services will be recognized as the transactions are processed by the system. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from the customers in advance of amounts earned will be deferred and recorded as a liability.

Financial Table of Contents

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

Financial Table of Contents

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

Management’s Plans

As of December 31, 2004, the Company has a working capital deficit and has incurred significant losses from operations since its inception. Senior management together with other shareholders of the Company, owning approximately 74% of the outstanding shares of common stock of the Company as of December 31, 2004, has represented its positive intent and ability to fund the operations, including debt service payments, of Sequiam Corporation and Subsidiaries on an as needed basis through January 1, 2006.

Reclassification

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard No. 123 "Share-Based Payment" (SFAS 123R). SFAS 123R requires Companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification This statement is effective for the first reporting period beginning after December 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on the Company's consolidated financial statements.

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

Financial Table of Contents

3. Intangible Assets

Intangible assets consist of the following as of December 31, 2004:
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

Financial Table of Contents

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

On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest became due on January 30, 2005. The debt discount was originally amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount will be amortized over twelve months. As of December 31, 2003, the balance of the Note, net of the unamortized debt discount of $133,928 was $266,072 and is included in Notes Payable.

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

Financial Table of Contents

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

On January 30, 2004, the Company entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 800,000 shares of its common stock at an exercise price of $0.225 per share. The Warrant was exercised on January 30, 2004. The principal and interest became due on January 30, 2005.

On September 7, 2004, the Company entered into an unsecured loan agreement with Eagle Funding, LLC, for a principal loan amount of $200,000 under a promissory note bearing interest at eight percent (8%). The principal became due on March 7, 2005 and the interest is due monthly. In connection with this loan, the Company issued one warrant to the holder to purchase 400,000 shares of its common stock at an exercise price of $0.66 per share.

On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $500,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 1,300,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on March 30, 2005.

On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin for a principal loan amount of $75,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 195,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on March 30, 2005.

On November 19, 2004, the Company entered into an unsecured loan agreement with Walter H. Sullivan III, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 260,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on February 19, 2005.

On December 16, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 150,000 shares of its common stock at an exercise price of $0.33 per share. The principal and interest became due on January 31, 2005.

Financial Table of Contents

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

Each of the Notes payable to the Svenningsen trust, Walter Sullivan and Eagle Funding are delinquent as to their due dates. The company is in discussions with each of the lenders to either extend the terms, or convert the loans to equity.

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

Financial Table of Contents

	Years ended December 31,
	2004	2003
Income tax benefit computed at the federal statutory rate	$(1,998,100)	$(1,594,800)
Deferred tax asset, NOL acquired from Brekel	630,800	204,700
State income tax benefit, net of federal benefit	(144,800)	(148,300)
Increase in valuation allowance	1,502,100	1,538,400
Income tax expense (benefit)	$-	$-

The components of the deferred income tax asset are as follows at December 31,

Deferred tax assets:	2004	2003
Accrued shareholder salaries	$603,100	$457,100
Deferred lease obligation	-	336,100
Net operating loss carryforward	6,427,700	4,704,800
Valuation allowance	(7,030,800)	(5,498,000)
Net deferred tax assets	$-	$-

Valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established a valuation allowance in the amount of $7,030,800 and $5,498,000 against its net deferred tax assets at December 31, 2004 and 2003, respectively. The valuation allowance increased $1,502,100 and $1,538,400 during the years ended December 31, 2004 and 2003, respectively.

7. Lease Agreement and Note Payable

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

Rental expense for the years ended December 31, 2004 and 2003 was $137,903 and $125,508, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The December 31, 2004 balance of $ 1,525,376 included $234,181 in current portion of long-term debt and $1,291,195 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,564	$234,181
2006	206,773	248,624
2007	210,993	263,959
2008	215,319	280,239
2009	219,753	297,524
Thereafter	110,999	200,849
	$1,157,401	$1,525,376

Financial Table of Contents

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

The Note has a term of three years. Interest shall be payable monthly in arrears commencing on June 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly principal payments shall commence on August 2, 2004, at the rate of $60,606. The balance of the Note at December 31, 2004 is $1,818,182 less debt discount recognized of $201,520 or a net of $1,616,562 and is included $1,010,598 in long-term debt and $606,064 in current portion of long-term debt. The maturities of the Note as of December 31, 2004 are as follows:

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

On October 27, 2004, the Company amended the terms of its agreements with Laurus by reducing the fixed conversion price of $0.66 per share to $0.33 per share; amending the principal amortization from $60,606 per month beginning August 2, 2004 to $75,758 beginning May 2, 2005; amending the six-year warrant to purchase up to 666,666 shares of the Company’s common stock at prices ranging from $0.41 per share to $0.58 per share; and granting a new six-year warrant to purchase up to 470,000 shares of the Company’s common stock at a price of $0.33 per share in satisfaction of due and unpaid fees in the aggregate amount of $49,333. In addition Laurus agreed to release the Company from a technical default of the Securities Purchase Agreement with respect to the creation of the certain debt obligations.

Financial Table of Contents

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

Financial Table of Contents

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

The fair value of options granted during 2004 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 200.0%; risk-free interest rate of 3.91%; and expected lives of 10 years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted during 2003 were calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 284.89%; risk free interest rate of 4.32%; and expected lives of 10 years. As of December 31, 2004 and 2003, no stock options had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

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

Financial Table of Contents

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

Mr. David Dobkin was hired as the President of Sequiam Software, Inc. pursuant to an employment agreement dated as of April 1, 2004 and extends for a term of two years. Mr. Dobkin earns annual compensation of $150,000 until the Company acquires at least $3 million in new equity capital. After the Company acquires $3 million in new equity capital, Mr. Dobkin’s annual compensation will increase to $175,000. Upon the commencement of employment, Mr. Dobkin earned 50,000 shares of restricted common stock which we have not issued as of the date of this report In addition, we will pay Mr. Dobkin a sign-on bonus of $50,000, net of taxes, once we acquire $3 million in new equity capital. We granted Mr. Dobkin stock options exercisable into two million shares of common stock at an exercise price equal to the market price as of the date of employment.

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

13. Operating Segments

Pursuant to FAS 131, the Company defines an operating segment as:

•	A business activity from which the Company may earn revenue and incur expenses;

•	Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

•	For which discrete financial information is available.

Financial Table of Contents

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

Financial Table of Contents

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2004, we terminated Gallogly, Fernandez & Riley, LLP as our independent auditor. Our Board of Directors approved the termination of Gallogly, Fernandez & Riley, LLP. Gallogly, Fernandez & Riley, LLP audited our financial statements for the fiscal years ended December 31, 2002 and 2001.

Gallogly, Fernandez & Riley, LLP’s report on our financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During the recent fiscal year ended December 31, 2003, (i) there were no disagreements between us and Gallogly, Fernandez & Riley, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Gallogly, Fernandez & Riley, LLP, would have caused Gallogly, Fernandez & Riley, LLP to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K of the SEC. The decision to replace Gallogly, Fernandez & Riley, LLP was not the result of any disagreement between Gallogly, Fernandez & Riley, LLP and us on any matter of accounting principle or practice, financial statement disclosure or audit procedure.

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

Effective as of December 31, 2004, the Company terminated the employment of Marianne Morrison, the Vice President of Sales for Sequiam Software, Inc. As of the date of this Report, the Company has not appointed a new Vice President of Sales for Sequiam Software, Inc.

PART III

Financial Table of Contents

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

If the Company maintained an Audit Committee, Mr. Mroczkowski would qualify as our audit committee financial expert. Mr. Mroczkowski is not an independent director.

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

Financial Table of Contents

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

Marianne Morrison has served as the Vice President of Sales for Sequiam Software, Inc since July 26, 2004. For the past four years, Ms. Morrison served as Vice President of Sales, Production Printing Group, of Atlanta, GA-based IKON Office Solutions, a leading document management and services firm. From 1990-2000, Ms. Morrison was with Xerox Corporation, an international copy and equipment manufacturer and held various titles, including Sales Operation Manager, Marketing Operations Manager, Integrated Sales Manager, and Product Marketing Manager. Ms. Morrison has a Master's Degree in Education from Bridgewater State College in 1983 and a Bachelor's Degree in Human Services from Fitchburg State College in 1981. We terminated her employment December 31, 2004 and began severance payments pursuant to her employment agreement in 2005.

We currently have no independent directors because all directors are part of management. As a result, our board of directors is unable to rely upon an independent director to resolve any conflicts of interests between the interest a director may have personally as a stockholder and the fiduciary obligations the director may have to our company. For example, when taking actions that may directly affect our stockholders, such as decisions to make distributions, to approve mergers or to approve other reorganizations, our directors will not have the benefit of input from an independent director. Furthermore, our directors must comply with Section 310(a) of the California Corporation Code when authorizing any such action. Because we do not have an independent director, any such action must meet the requirements of Section 310(a)(1) or Section 310(a)(3) of the California Corporation Code, because Section 310(a)(2) of the California Corporation Code is not available. Section 310 provides as follows:

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

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

Mr. James Stanley was hired as the President of Sequiam Biometrics, Inc., pursuant to an employment agreement dated as of April 21, 2003 and extends for a term of two years. Mr. Stanley does not begin to earn or accrue compensation until a future date to be determined by the Board of Directors at which time he will earn a base salary of $150,000. In February 2005, Mr. Stanley was informed in writing that his contract will not be renewed after April 21, 2005.

Mr. David Dobkin was hired as the President of Sequiam Software, Inc. pursuant to an employment agreement dated as of April 1, 2004 and extends for a term of two years. Mr. Dobkin earns annual compensation of $150,000 until we acquire at least $3 million in new equity capital. Once we acquire $3 million in new equity capital, Mr. Dobkin’s annual compensation will increase to $175,000. Upon the commencement of employment, Mr. Dobkin earned 50,000 shares of restricted common stock which we have not issued as of the date of this Form 10-KSB. In addition, we will pay Mr. Dobkin a sign-on bonus of $50,000, net of taxes, once we acquire $3 million in new equity capital. We granted Mr. Dobkin stock options exercisable into two million shares of common stock at an exercise price equal to the market price as of the date of employment.

Ms. Marianne Morrison was hired as the Vice President of Sales of Sequiam Software, Inc. pursuant to a letter agreement dated July 26, 2004 and extends for a term of two years, and may be extended for successive one-year periods. Ms. Morrison earns annual compensation of $140,000 until December 31, 2004. Beginning on January 1, 2005, Ms. Morrison’s annual compensation will increase to $152,000. Ms. Morrison will also earn a $1,000 bonus for each new account closed and a commission equal to 1% of team gross sales/override on direct and indirect sales, paid monthly. In the event that a change in control of Sequiam Software, Inc. occurs, then Ms. Morrison will receive a lump sum payment equal to two years salary if occurring during the first two years of her employment or will receive a lump sum payment equal to one years salary for each year thereafter. We granted Ms. Morrison stock options exercisable into five hundred thousand shares of common stock at an exercise price equal to the market price as of the date of employment.  We terminated her employment December 31, 2004 and began severance payments pursuant to her employment agreement in 2005.

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

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

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

Financial Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: April 25, 2005

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 25, 2005

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

By: /s/ Mark Mroczkowski
 Mark L. Mroczkowski, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Senior Vice President and Treasurer