Form 10QSB
period 2005-03-31
SEQUIAM CORP
filed 2005-05-23
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________to _______________.

Commission File Number 333-45678

SEQUIAM CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0875030 (I.R.S. Employer Identification No.)

300 Sunport Lane, Orlando, Florida 32809
(Address, including zip code, of principal executive offices)

407-541-0773
(Registrant’s telephone number, including area code)

(Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 3, 2005 was 52,457,306.

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):    Yes ☐     No ☒

FORM 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Current assets:
Cash	$21,341	$-
Accounts receivable, net	40,017	39,111
Prepaid expenses	-	97,125
Total current assets	61,358	136,236
Property and equipment, net	1,248,300	1,303,757
Acquired software, net	148,801	163,200
Intellectual properties, net	598,011	644,896
Product development costs	102,221	34,509
Loan costs, net	184,641	224,252
Deposits and other assets	8,805	8,805
Total assets	$2,352,137	$2,515,655

Liabilities and shareholders’ deficit
Current liabilities:
Overdraft	-	$24,165
Notes payable	1,807,381	1,692,077
Accounts payable	752,185	706,966
Accrued expenses	155,798	96,299
Current portion of long-term debt	1,071,049	840,245
Deferred revenue	-	6,000
Deferred rents	31,525	26,141
Loans from shareholders	644,450	348,951
Accrued shaeholder salaries	1,439,792	1,349,792
Total current liabilities	5,902,180	5,090,636
Long-term debt	2,088,982	2,301,793
Total liabilities	7,991,162	7,392,429
Shareholders’ deficit:
Common shares	51,086	47,966
Additional paid-in capital	8,019,524	7,524,118
Accumulated deficit	(13,709,635)	(12,448,858)
Total shareholders’ deficit	(5,639,025)	(4,876,774)
Total liabilities and shareholders’ deficit	$2,352,137	$2,515,655

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three months ended March 31,
	2005	2004

Revenues
Services	$123,843	$70,183
Product sales	5,012	4,881

Total Revenues	128,855	75,064

Costs and expenses:
Cost of services	225,718	277,276
Cost of product sales	6,304	3,571
Selling, general and administrative	926,448	599,420
Gain on sale of equipment	(370)	-
Gain on debt settlement	-	(5,492)
Total costs and expenses	1,158,100	885,759

Loss from operations	(1,029,244)	(810,695)

Interest expense, net	(231,533)	(288,040)

Net loss	$(1,260,777)	$(1,098,735)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	49,116,164	44,917,334

See accompanying notes to condensed consolidated financial statements

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
Three months ended March 31, 2005
(Unaudited)

	Common Shares
	Shares Outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2004	47,965,604	$47,966	$7,524,118	$(12,448,858)	$(4,876,774)
Common shares issued for services	2,387,500	2,388	349,275	-	351,663
Common shares issued for salaries	732,670	733	146,131	-	146,864
Net loss	-	-	-	(1,260,777)	(1,260,777)
Balance at March 31, 2005	51,085,774	$51,086	$8,019,524	$(13,709,635)	$(5,639,025)

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,260,777)	$(1,098,735)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	116,741	152,912
Accretion of debt discount	149,105	146,128
Amortization of loan costs	39,611	-
Issuance of common stock in exchange for services	351,663	238,450
Issuance of common stock in exchange for salaries	146,864	-
Loss on debt settlement	-	5,492
Increase in accounts receivable	(906)	(8,333)
Decrease in prepaid expenses and other assets	97,125	16,280
Decrease in bank overdraft	(24,165)	-
(Decrease) increase in accounts payable	45,219	(94,600)
Increase in accrued shareholders salaries	90,000	90,000
Increase in other accrued expenses	59,499	3,924
Decrease in deferred revenue	(6,000)	-
Increase in deferred rents	(617)	-
Net cash used for operating activities	(190,637)	(548,482)

Cash flows from investing activities:
Equipment purchases	-	(1,954)
Cash paid for WMW Communications	-	(30,580)
Product development costs capitalized	(67,712)	-
Net cash used for investing activities	(67,712)	(32,534)

Cash flows from financing activities:
Proceeds from sale of common stock	-	761,092
Repayment of long-term debt	-	(4,710)
Proceeds from note payable	-	400,000
Payment of notes payable	(15,809)	(171,346)
Proceeds from shareholder loans	310,000	-
Repayments of shareholder loans	(14,501)	-
Net cash provided by financing activities	279,690	985,036
Net change in cash	21,341	404,020
Cash, beginning of period	-	151,450
Cash, end of period	$21,341	$555,470

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Non-cash activities:	2005	2004
Common Stock issued to correct error	-	$19
Liabilities assumed with acquisition of Telepartners, Inc.	-	$15,068
Warrants issued in connection with loan agreement	-	$119,880

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

Acquisition of the Assets of Telepartners, Inc. On June 1, 2003, we acquired substantially all of the assets of Telepartners, Inc. located in West Palm Beach, Florida. We accounted for this transaction as an acquisition of the business of Telepartners, Inc. Telepartners, Inc. developed supplemental educational products for schoolchildren in grades 1 through 12. The major asset acquired from Telepartners, Inc. was the Extended Classroom™ software, which is a supplemental educational program consisting of a video lesson library containing the same lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats. Today, our subsidiary Sequiam Education, Inc. conducts the business of Telepartners, Inc. which is part of our Information Management segment.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements. The accompanying condensed consolidated financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the Company included in Form 10-KSB filed for the year ended December 31, 2004. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of March 31, 2005, the Company had 30,038,867 potentially dilutive common shares as a result of warrants and options granted and convertible debt outstanding.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Fingerprint Detection Technologies, Inc., and Sequiam Sports, Inc (the “Company”). All intercompany transactions and accounts have been eliminated.

Accounting for Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting. As allowed by FAS 123, the Company has elected to account for stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the grant date, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant.

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. There were no stock options granted during the three months ended March 31, 2005 and 2004. All stock options issued prior to this year have been fully vested. As such, pro forma net loss is equal to reported net loss.

Note 3 - Commitments and Contingencies

On October 1, 2002, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replaced separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the quarters ended March 31, 2005 and 2004, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

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

Mr. David Dobkin was hired as the President of Sequiam Software, Inc. pursuant to an employment agreement dated as of April 1, 2004 and extends for a term of two years. Mr. Dobkin earns annual compensation of $150,000 until the Company acquires at least $3 million in new equity capital. After the Company acquires $3 million in new equity capital, Mr. Dobkin’s annual compensation will increase to $175,000. Upon the commencement of employment, Mr. Dobkin earned and was issued 50,000 shares of common stock. In addition, we paid Mr. Dobkin a sign-on bonus of $50,000, net of taxes that was also paid in common shares. We granted Mr. Dobkin stock options exercisable into two million shares of common stock at an exercise price equal to the market price as of the date of employment.

Brekel entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Brekel also entered into a Document Services Agreement (“Agreement”) with Xerox Corporation (“Xerox”) on November 1, 1999 commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Brekel may terminate the agreement without incurring any early termination charges. Brekel gave proper notice of such termination in March 2001. On September 3, 2002 Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. Xerox had taken no action since its September 3, 2002 demand letter until June 29, 2004, when Xerox Corporation filed a lawsuit in the Circuit Court in Pinellas County State of Florida. The claim amount in controversy is approximately $1,574,000. The Company disputes these claims and believes them to be without merit. Because this matter is in very preliminary stages, management is unable to determine the likelihood of an unfavorable outcome and, accordingly, has not accrued any amount for potential losses in connection with this lawsuit.

The Company currently operates without directors’ and officers’ insurance and is at risk for those types of losses.

Note 4 - Income taxes

The Company records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

Note 5 - Intangible Assets

As of March 31, 2005, intangible assets consist of the following:

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Software	5	288,000	139,199	148,801
Intellectual Properties	5	937,650	339,639	598,011
Product Development Costs	5	$102,221	$-0-	$102,221
		$1,327,871	$478,838	$849,033

Amortization expense amounted to $61,238 and $97,575 for the three months ended March 31, 2005 and 2004.

The estimated future amortization expense for each of the five succeeding years is as follows:

September 30:
2005	$245,130
2006	245,130
2007	245,130
2008	113,643
$849,033

Note 6 - Long-lived Assets Held for Disposal

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such impairment losses occurred during the three months ended March 31, 2005 and 2004.

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

On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest became due on January 30, 2005. The debt discount was originally amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount will be amortized over twelve months. As of March 31, 2005, the balance of the Note, net of the unamortized debt discount of $-0- was $400,000 and is included in Notes Payable.

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

The preceding information is summarized as follows at March 31, 2005:
	Face Amount	Debt Discount	Carrying Amount
Notes payable - Precision	$37,659	$-	$37,659
Notes payable - GE	44,722	-	44,722
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	400,000	-	400,000
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	400,000	-	400,000
Promissory note - Eagle Funding, LLC	200,000	-	200,000
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	500,000	-	500,000
Promissory note - Lee Harrison Corbin	75,000	-	75,000
Promissory note - Walter Sullivan	100,000	-	100,000
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	50,000	-	50,000
	$1,807,381	$-	$1,807,381

Each of the Notes payable to the Svenningsen Trust, Walter Sullivan, Lee Corbin and Eagle Funding are delinquent as to their due dates. On May 18, 2005 the Company entered into a new loan agreement with the Svenningsen Trust for $3.65 million that includes a roll-up of each of the existing Notes Payable for $1.55 million and $2.1 million of new money. On May 11, 2005 Walter Sullivan converted his $100,000 loan and $2,375 of accrued interest into 731,252 common shares of Sequiam Corporation at $0.14 per share. On May 18, 2005 Lee Corbin converted his $75,000 loan and $2,363 of accrued interest into 535,714 common shares of Sequiam Corporation at $0.14 per share. On May 17, 2005, effective April 7, 2005, Eagle Funding LLC extended the term of their loan to November 7, 2005. Each of these transactions is further described in Note 13 Subsequent Events.

Note 8 - Loans From Shareholders

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Software, Inc. $50,000.  On February 15, 2005 he loaned Sequiam Corporation $50,000. Interest is payable at 6%.  As of March 31, 2005, the balance due under these loans was $100,000 payable on demand together with accrued interest of $4,000.

Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to the Company and Sequiam Software, Inc. under demand notes.  At March 31, 2005, the Company owed $532,450 on these notes, including accrued interest of $25,793.  The notes bear interest at 2% per annum and are due on demand.

Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company. At March 31, 2005, the Company owed $12,000 without interest or specific repayment terms.

Note 9 - Lease Agreement and Note Payable

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

Rental expense for the quarter ended March 31, 2005 and 2004 was $59,201and $33,134, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The March 31, 2005 balance of $ 1,525,376 included $234,181 in current portion of long-term debt and $1,291,195 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,564	$234,181
2006	206,773	248,624
2007	210,993	263,959
2008	215,319	280,239
2009	219,753	297,524
Thereafter	110,999	200,849
	$1,157,401	$1,525,376

Note 10 - Convertible Debt

On April 27, 2004, the Company closed a convertible debt transaction with Laurus Master Fund, Ltd. (“Laurus”) providing up to $3.0 million in financing. Under the arrangement, the Company delivered to Laurus a secured convertible term note, bearing interest at the Wall Street Journal Prime rate plus 2% (7.75% at March 31, 2005), in the initial amount of $2.0 million, convertible into the Company’s common stock (the “Note”), and a warrant to purchase up to 666,666 shares of the Company’s common stock.

The Note has a term of three years. Interest shall be payable monthly in arrears commencing on June 1, 2004, and on the first day of each consecutive calendar month thereafter. Monthly principal payments commenced on August 2, 2004, at the rate of $60,606. The balance of the Note at March 31, 2005 is $1,818,182 less debt discount recognized of $183,527 or a net of $1,634,655 and is included $984,844 in long-term debt and $833,338 in current portion of long-term debt. The maturities of the Note as of December 31, 2004 are as follows:

Year	Maturities
2005	$833,338
2006	909,096
2007	75,758
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

Note 11 - Capital Stock

During the three months ended March 31, 2005, the Company issued 2,387,500 and 732,670 common shares for business advisory, marketing services and payroll valued at $351,663 and $146,864, respectively based on the Company’s quoted market price on the date of the related agreements.

Note 12 - Operating Segments

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

The Company’s operating segments are defined as follows:

The Information Management segment provides interactive web-based technologies, as well as ASP, ISP and other customer web development and software development services.

The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

The table below presents certain financial information by business segment for the quarter ended March 31, 2005.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	66,343	62,512	128,855		128,855
Interest expense, net	(23,864)		(23,864)	(207,669)	(231,533)
Depreciation and amortization	67,523	49,219	116,741	39,611	156,352
Segment loss	(333,913)	(349,439)	(683,352)	(577,425)	(1,260,777)
Segment assets (1)	1,329,647	154,099	1,483,747	868,390	2,352,137

(1)  Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the three months ended March 31, 2004.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$45,184	$29,880	$75,064	$-	$75,064
Interest expense, net	10,184	-	10,184	277,856	288,040
Depreciation and amortization	92,360	60,552	152,912	-	152,912
Segment loss	(352,083)	(50,535)	(402,618)	(696,117)	(1,098,735)

Note 13 - Subsequent Events

On May 18, 2005, Sequiam Corporation (the “Company”) closed a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (the “Trust”) pursuant to which the Trust consolidated $1.35 million in existing unsecured debt owed by the Company to the Trust and provided $2.1 million in additional financing (the “Additional Financing”) for a total of $3,450,000 (the “Loan”). The Company also issued to the Trust a warrant exercisable into 6,000,000 shares of the Company’s common stock (the “Trust Warrant”).

In connection with the Loan: (a) the Trust delivered $1,000,000 of the Additional Financing to Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”); and (b) the Company (i) reduced the conversion price of that certain secured convertible term note, dated as of April 27, 2004, made by the Company in favor of Laurus to $0.15 per share pursuant to Rule 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) (the “Laurus Note”), and (ii) issued a warrant to Laurus exercisable into 1,500,000 shares of the Company’s common stock at an exercise price of $0.23 per share (the “Laurus Warrant”) (the “Payoff Consideration”). In return for receiving the Payoff Consideration, Laurus, the Trust and the Borrower entered into that certain Assignment, Assumption and Release, dated as of May 18, 2005, pursuant to which, Laurus assigned (the “Assignment”) all of its rights, liabilities and obligations under the Laurus Note, and all documents related thereto (collectively with the Laurus Note, the “Laurus Loan Documents”), to the Trust. In addition, Laurus released the Company from all liability whatsoever under the Laurus Loan Documents, except for any terms therein which may survive the assignment.

The $3,450,000 promissory note issued to the Trust (the “Trust Note”) has a term of two years. Interest shall be payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on May 10, 2006, at the rate of $75,000. The trust Note is secured by all of the Company’s assets.

In connection with the Loan, the Trust received the Trust Warrant to purchase up to 6,000,000 shares of the Company’s common stock at prices ranging from $0.20 per share to $0.30 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the exercise of the Trust Warrant and the Laurus Warrant.

Of the Loan amount, the Company received approximately $1.1 million in cash after payment to Laurus of $1,000,000 toward reduction of the Laurus Note (described above). The remaining principal balance of the Laurus Note after such payment was $818,182, which balance was converted into 5,454,547 shares of common stock by Laurus at the reduced conversion rate of $0.15 per share.

In the Company’s opinion, the issuance and sale of the Trust Warrant and the Laurus Warrant described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Trust and Laurus are accredited investors. The securities are not subject to resale except pursuant to registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act. The Trust and Laurus had an opportunity to ask management questions about the Company and had adequate access to information about the Company. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

The principal documents involved in the transaction are a Securities Purchase Agreement, an Amended and Restated Master Security Agreement, an Amended, Restated and Consolidated Senior Secured Term Note, a Common Stock Purchase Warrant issued to the Trust, a Common Stock Purchase Warrant issued to Laurus, a Registration Rights Agreement, an Amended and Restated Stock Pledge Agreement, an Amended and Restated Grant of Security Interest in Patents and Trademarks for the Company and certain of its subsidiaries, a Subsidiary Guaranty, a Subordination Agreement from Mark Mroczkowski and Nick VandenBrekel to the Trust, a Subordination Agreement from Eagle Funding, LLC to the Trust, and an Assignment, Assumption and Release, each of which is dated as of May 18, 2005.

On May 11, 2005 Walter Sullivan converted his $100,000 loan and $2,375 of accrued interest into 731,252 common shares of Sequiam Corporation at $0.14 per share.

On May 17, 2005, effective April 7, 2005, Eagle Funding LLC extended the term of their loan to November 7, 2005.

On May 17, 2005, EastGroup Properties, LP agreed to an additional six (6) month deferment of the Company’s Promissory Note payments until December 1, 2005, contingent upon the payment of April and May 2005 prior to May 31, 2005, and that all rental payments between now and December 2005 are kept current. EastGroup Properties, LP also agreed to extend the Note by twelve (12) months to represent the twelve (12) total deferred payments from December 2004 to November 2005.

On May 18, 2005 Lee Corbin converted his $75,000 loan and $2,363 of accrued interest into 552,593 common shares of Sequiam Corporation at $0.14 per share. The agreement included piggyback registration rights for all shares and warrants owned by Mr. Corbin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this prospectus.

We are an information management and software and security technology company specializing in biological identification security systems and web-based application services for the business, education and travel industries. Our business is divided into two operating segments: (a) Safety and Security; and (b) Information Management.

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

The following table shows the proportion of total revenues by segment in the three period ended March 31, 2005.

Period	Information Management	Safety and Security	Total
Three Months ended March 31, 2005	$66,343	$62,512	$128,555

Results of Operations

The following table sets forth information regarding our financial results for 2005 and 2004.

	Three Months Ended March 31,
	2005	2004	% Change

Revenue	128,855	75,064	-72%
Costs of services and product sales	232,022	280,847	17%
Selling, general and administrative	926,448	599,420	-55%
Gains on sale of equipment, impairment of equipment held for sale and debt settlement	(370)	(5,492)	107%
Interest expense, net	(231,954)	(288,040)	19%
Net Losses	(1,260,777)	(1,098,735)	-15%

Quarter Ended March 31, 2005 compared to Quarter Ended March 31, 2004. Unless otherwise noted, references to 2005 represent the three-month period ended March 31, 2005 and references to 2004 represent the three-month period ended March 31, 2004.

Revenues. Total revenue increased by $53,791 or 72% to $128,855 in 2005, from $75,064 in 2004. This occurred because we completed certain web development, custom software development and engineering services engagements. Software and license fee revenues were unchanged at $-0- for both 2005 and 2004. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $23,043 in 2005 and $45,184 in 2004, a decrease of $22,141 or 49%. Revenues from sales of the BioVaultTM were $5,061 in 2005 compared to $29,880 in 2004 a decrease of $24,819 or 83%. Revenues from the maintenance of our existing IRP customers were $-0- in 2005 compared to $-0- in 2004. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt 123! and ScanIt 123!, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $43,300 in ASP service fees in 2005 compared to none in 2004. We also earned $57,500 in biometric consulting fees in 2005.

During 2003 and 2004, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the third quarter of 2004. We believe that the high cost of the BioVault™ was an impediment to its sales. As a result, we developed a less expensive version 2.0 of the BioVault. The BioVault 2.0 is out of design and in the molding and casting process. We expect production to begin in the third quarter 2005. Additionally we now have several resellers for our PrintIt123 product line (formerly IRP), ScanIt123 (formerly IRPlicator) as a result of that and the BioVault 2.0 coming to market, we expect to generate increased revenues from these products during the third quarter of 2005.

During 2004, we entered into a pilot program for our PrintIt123 products with AlphaGraphics, Inc., and Sir Speedy/PIP both of whom are internationally franchised chains of print shops. In the fourth quarter 2005, we entered into sales agreements with several state college and university systems for our PrintIT123 product. Georgia Tech and the University of Mississippi each purchased for cash a prepackaged bundle of remote print transactions using our ASP service, which is to say that they are entitled to use our software, which is provided solely through hosting services run on our servers. Additionally, we are currently in discussions with other companies for the license of our other biometric technology products.

As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in mid and late 2005.

Cost of Services and Product Sales. Cost of services and product sales were $232,022 in 2005 and $280,847 in 2004, a decrease of $48,825 or 17%. This increase was primarily attributable to decreased production costs associated with decreased sales as a result of redesigning our products. We also increased depreciation and amortization expense that was $156,352 in 2005 and $152,912 in 2004, an increase of $3,440 or 2%. This increase is attributable to the amortization of intellectual properties from W.M.W. Communications, Inc., Smart Biometrics, Inc., Telepartners, Inc. and Fingerprint Detection Technologies, Inc.

Selling, General and Administrative. Selling, general and administrative expenses were $926,448 in 2005 and $599,420 in 2004, a increase of $327,028 or 55%. The significant increase was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $498,527. The overall increase was offset in part by decreases in selling costs and costs associated with being a public company. We decreased our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses.

Our total payroll was $84,564 for 2005 and $208,944 for 2004. This decrease in payroll is attributable to our reduction from 24 employees in 2004, to 8 employees in 2005. The decrease in payroll has increased our liquidity and increased our cash flow for 2005. We can expect that payroll will remain constant for the next six months untill we bring our products to market. Once we establish continued sales for our software and biometric products, we expect that the payroll burden will be reduced as a percentage of total revenue.

Losses on Sale of Equipment, Impairment of Equipment Held for Sale and Debt Settlement. A loss of $370 was recognized on the sale of equipment.

Interest Expense.  Interest expense was $231,533 in 2005 and $288,040 in 2004, a decrease of $56,507 or 19%. This decrease is because no new debt discounts were recorded during the quarter.

Net Losses. We incurred net losses of $1,260,777 in 2005 and $1,098,735 in 2004, a increase of $162,042 or 14%. The increase was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $498,527. We expect to incur additional net losses through the second quarter of 2005 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter of 2005 using proceeds from sales of our products. The Company presently requires sales of approximately $125,000 per month to provide a positive cash flow.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities.  We believe that cash provided by our operating and financing activities will provide adequate resources to satisfy our working capital, liquidity and anticipated capital expenditure requirements for approximately six months. Before such time, we expect to have sufficient cash flow to continue our operations.

Operating Activities

Net cash used in operating activities was $190,637 for 2005, as a result of the net loss during the period of $1,260,777, offset by non-cash expenses of $803,985, increases in accrued shareholder salaries of $90,000 and net decrease in other working capital items totaling $176,155.

Investing and Financing Activities

Net cash used for investing activities for 2005 was $67,712, product development costs for the BioVault 2.0 that we capitalized.

Net cash provided by financing activities was $279,690 for 2005. Proceeds from the shareholder loans accounted for $295,499. Payments of long-term debt used cash of $15,809.

Current liabilities of $5,902,180 exceed current assets of $61,358 by $5,840,822. Of that amount, $2,084,242 or 35.7% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows and equity capital infusions. Also included in current liabilities is $358,541 of accounts payable owed by the former Brekel Group, Inc. We are negotiating to settle these liabilities related to the former Brekel Group, Inc. at amounts less than the amounts recorded in the balance sheet. We are unable to estimate an expected settlement below the carrying amount at this time. We expect that these liabilities will be settled for cash.

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

Rental expense for the quarter ended March 31, 2005 and 2004 was $59,201and $33,134, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The March 31, 2005 balance of $ 1,525,376 included $234,181 in current portion of long-term debt and $1,291,195 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,564	$234,181
2006	206,773	248,624
2007	210,993	263,959
2008	215,319	280,239
2009	219,753	297,524
Thereafter	110,999	200,849
	$1,157,401	$1,525,376

Since December 31, 2004, shareholders of the Company have lent $295,500 to the company in support of its operations.

We have recently acquired new financing as described below. We believe that, to the extent obtained and cleared by the SEC, such financing will be adequate to support our operations until fully supported by revenues.

Recent Events

On May 18, 2005, Sequiam Corporation (the “Company”) closed a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (the “Trust”) pursuant to which the Trust consolidated $1.35 million in existing unsecured debt owed by the Company to the Trust and provided $2.1 million in additional financing (the “Additional Financing”) for a total of $3,450,000 (the “Loan”). The Company also issued to the Trust a warrant exercisable into 6,000,000 shares of the Company’s common stock (the “Trust Warrant”).

In connection with the Loan: (a) the Trust delivered $1,000,000 of the Additional Financing to Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”); and (b) the Company (i) reduced the conversion price of that certain secured convertible term note, dated as of April 27, 2004, made by the Company in favor of Laurus to $0.15 per share pursuant to Rule 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) (the “Laurus Note”), and (ii) issued a warrant to Laurus exercisable into 1,500,000 shares of the Company’s common stock at an exercise price of $0.23 per share (the “Laurus Warrant”) (the “Payoff Consideration”). In return for receiving the Payoff Consideration, Laurus, the Trust and the Borrower entered into that certain Assignment, Assumption and Release, dated as of May 18, 2005, pursuant to which, Laurus assigned (the “Assignment”) all of its rights, liabilities and obligations under the Laurus Note, and all documents related thereto (collectively with the Laurus Note, the “Laurus Loan Documents”), to the Trust. In addition, Laurus released the Company from all liability whatsoever under the Laurus Loan Documents, except for any terms therein which may survive the assignment.

The $3,450,000 promissory note issued to the Trust (the “Trust Note”) has a term of two years. Interest shall be payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on May 10, 2006, at the rate of $75,000. The Trust Note is secured by all of the Company’s assets.

In connection with the Loan, the Trust received the Trust Warrant to purchase up to 6,000,000 shares of the Company’s common stock at prices ranging from $0.20 per share to $0.30 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the exercise of the Trust Warrant and the Laurus Warrant.

Of the Loan amount, the Company received approximately $1.1 million in cash after payment to Laurus of $1,000,000 toward reduction of the Laurus Note (described above). The remaining principal balance of the Laurus Note after such payment was $818,182, which balance was converted into 5,454,547 shares of common stock by Laurus at the reduced conversion rate of $0.15 per share.

In the Company’s opinion, the issuance and sale of the Trust Warrant and the Laurus Warrant described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Trust and Laurus are accredited investors. The securities are not subject to resale except pursuant to registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act. The Trust and Laurus had an opportunity to ask management questions about the Company and had adequate access to information about the Company. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

The principal documents involved in the transaction are a Securities Purchase Agreement, an Amended and Restated Master Security Agreement, an Amended, Restated and Consolidated Senior Secured Term Note, a Common Stock Purchase Warrant issued to the Trust, a Common Stock Purchase Warrant issued to Laurus, a Registration Rights Agreement, an Amended and Restated Stock Pledge Agreement, an Amended and Restated Grant of Security Interest in Patents and Trademarks for the Company and certain of its subsidiaries, a Subsidiary Guaranty, a Subordination Agreement from Mark Mroczkowski and Nick VandenBrekel to the Trust, a Subordination Agreement from Eagle Funding, LLC to the Trust, and an Assignment, Assumption and Release, each of which is dated as of May 18, 2005.

On May 11, 2005 Walter Sullivan converted his $100,000 loan and $2,375 of accrued interest into 731,252 common shares of Sequiam Corporation at $0.14 per share.

On May 17, 2005, effective April 7, 2005, Eagle Funding LLC extended the term of their loan to November 7, 2005.

On May 17, 2005, EastGroup Properties, LP agreed to an additional six (6) month deferment of the Company’s Promissory Note payments until December 1, 2005, contingent upon the payment of April and May 2005 prior to May 31, 2005, and that all rental payments between now and December 2005 are kept current. EastGroup Properties, LP also agreed to extend the Note by twelve (12) months to represent the twelve (12) total deferred payments from December 2004 to November 2005.

On May 18, 2005 Lee Corbin converted his $75,000 loan and $2,363 of accrued interest into 552,593 common shares of Sequiam Corporation at $0.14 per share. The agreement included piggyback registration rights for all shares and warrants owned by Mr. Corbin.

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

PART II: OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information provided in Part I, Item 2 of this Quarterly Report on Form 10-QSB under the caption “Recent Events” is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Non-Exclusive Reseller Agreement with IKON Office Solutions, Inc.
31.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
31.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
32.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.*

_______________________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: May 23, 2005

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: May 23, 2005

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer