Form 10QSB
period 2005-06-30
SEQUIAM CORP
filed 2005-08-22
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2005 was 61,953,146.

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

FORM 10-QSB

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004
Assets
Current assets:
Cash	$463,296	$-
Accounts receivable, net	158,030	39,111
Prepaid expenses	4,401	97,125
Total current assets	625,727	136,236
Property and equipment, net	1,204,225	1,303,757
Acquired software, net	134,401	163,200
Intellectual properties, net	1,087,794	644,896
Product development costs	124,811	34,509
Loan costs, net	-	224,252
Deposits and other assets	9,555	8,805
Total assets	$3,186,513	$2,515,655

Liabilities and shareholders’ deficit
Current liabilities:
Bank overdraft	$-	$24,165
Notes payable	266,447	1,692,077
Accounts payable	683,182	706,966
Accrued expenses	200,798	96,299
Current portion of long-term debt	633,673	840,245
Deferred revenue	-	6,000
Deferred rents	36,909	26,141
Loans from shareholders	517,652	348,951
Accrued shareholder salaries	1,489,792	1,349,792
Total current liabilities	3,828,453	5,090,636
Long-term debt	4,182,621	2,301,793
Total liabilities	8,011,074	7,392,429
Shareholders’ deficit:
Common shares	61,954	47,966
Additional paid-in capital	10,294,140	7,524,118
Accumulated deficit	(15,180,655)	(12,448,858)
Total shareholders’ deficit	(4,824,561)	(4,876,774)
Total liabilities and shareholders’ deficit	$3,186,513	$2,515,655
See accompanying notes to condensed consolidated financial statements.

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Revenues
Services	$38,761	$24,955	$162,604	$70,139
Product sales	30,761	33,233	35,773	63,114

Total Revenues	69,522	58,188	198,377	133,253

Costs and expenses:
Cost of services	147,579	206,582	296,350	423,161
Cost of product sales	61,119	84,023	104,759	148,146
Selling, general and administrative	844,003	586,135	1,770,451	1,185,555
Gain on sale of equipment	-	(146)	(370)
Loss on impairment of equipment held for resale	-	40,706	-	40,706
Loss on debt settlement	-	-	-	5,492
Total costs and expenses	1,052,701	917,300	2,171,190	1,803,060

Loss from operations	(983,179)	(859,112)	(1,972,812)	(1,669,807)

Interest expense, net	(487,841)	(135,228)	(758,984)	(423,268)

Net loss	$(1,471,020)	$(994,340)	$(2,731,797)	$(2,093,075)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	55,680,681	46,494,214	52,512,505	45,705,774

See accompanying notes to condensed consolidated financial statements

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
Six months ended June 30, 2005
(Unaudited)

	Common Shares
	Shares Outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2004	47,965,604	$47,966	$7,524,118	$(12,448,858)	$(4,876,774)

Common shares issued for services	3,677,167	3,677	504,445	-	508,122

Common shares issued for salaries	1,936,470	1,937	291,932	-	293,869
Acquisition of Constellation Biometrics Corporation	1,635,513	1,636	173,364		175,000
Common shares issued for debt conversions	6,738,392	6,738	986,444		993,182
Warrants issued in connection with long-term debt			813,837		813,837
Net loss	-	-	-	(2,731,797)	(2,731,797)
Balance at June 30, 2005	61,953,146	$61,954	$10,294,140	$(15,180,655)	$(4,824,561)

See accompanying notes to condensed consolidated financial statements.

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,731,797)	$(2,093,075)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	249,879	282,422
Accretion of debt discount	383,498	237,079
Amortization of loan costs	224,252	-
Issuance of common stock in exchange for services	508,122	177,261
Issuance of common stock in exchange for salaries	293,869	-
Gain on sale of equipment	-	(146)
Loss on impairment of equipment held for sale	-	40,706
Loss on debt settlement	-	5,492
(Increase) Decrease in accounts receivable	(25,801)	(6,765)
Decrease (Increase) in prepaid expenses and other assets	91,973	(194,105)
Decrease in bank overdraft	(24,165)	-
Decrease increase in accounts payable	(54,964)	(123,738)
Increase in accrued shareholders salaries	140,000	105,000
Increase (Decrease) in other accrued expenses	101,488	(127,725)
Decrease in deferred revenues	(6,000)	-
Increase in deferred rents	10,768	-
Net cash used for operating activities	(838,878)	(1,697,594)

Cash flows from investing activities:
Equipment purchases	(6,244)	(9,479)
Cash paid for WMW Communications	-	(70,529)
Product development costs capitalized	(90,302)	-
Net cash used for investing activities	(96,546)	(80,008)

Cash flows from financing activities:
Proceeds from sale of common stock	-	761,092
Proceeds from long-term debt	2,100,000	2,000,000
Repayment of long-term debt	(1,055,000)	(9,564)
Proceeds from note payable	-	400,000
Payment of notes payable	(31,743)	(320,563)
Proceeds from shareholder loans	399,964	-
Repayments of shareholder loans	(14,501)	(323,457)
Net cash provided by financing activities	1,398,720	2,507,508
Net change in cash	463,296	729,906
Cash, beginning of period	-	151,450
Cash, end of period	$463,296	$881,356
See accompanying notes to condensed consolidated financial statements.

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Non-cash activities:	2005	2004
Debt conversions	993,182	-
Warrants issued in connection with long-tern debt	813,837	-
Acquire Constellation Biometrics, Inc.	175,000	-
Common Stock issued to correct error	-	$19
Liabilities assumed with acquisition of Telepartners, Inc.	-	$15,068
Warrants issued in connection with loan agreement	-	$368,365
Leasehold improvements financed with long-term debt		$338,500

See accompanying notes to condensed consolidated financial statements.

Index

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

Our Information Management segment consists of the following subsidiaries: (a) Sequiam Software, Inc.; (b) Sequiam Sports, Inc.; and (c) Sequiam Education, Inc. Our Safety and Security segment consists of the following subsidiaries: (a) Sequiam Biometrics, Inc.; and (b) Fingerprint Detection Technologies, Inc and Constellation Biometrics, Inc.

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

Index

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

Acquisition of the Assets of Telepartners, Inc. On June 1, 2003, we acquired substantially all of the assets of Telepartners, Inc. located in West Palm Beach, Florida. We accounted for this transaction as an acquisition of the business of Telepartners, Inc. Telepartners, Inc. developed supplemental educational products for schoolchildren in grades 1 through 12. The major asset acquired from Telepartners, Inc. was the Extended Classroom™ software, which is a supplemental educational program consisting of a video lesson library containing the same lesson concepts that are taught in our public school classrooms in the United States. Each lesson summary has been produced in high quality and digitally mastered, allowing for Internet and television broadcast distribution as well as being offered in CD and video formats. Today, our subsidiary Sequiam Education, Inc. holds the assets of Telepartners, Inc. that we are attempting to sell, which is part of our Information Management segment.

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

Acquisition of Constellation Biometrics, Inc. On June 7, 2005, we acquired 100% of Constellation Biometrics Corporation, a Florida corporation (“Constellation”), effective May 31, 2005, pursuant to a stock purchase agreement dated May 31, 2005 by and among Sequiam, Constellation and the shareholders of Constellation. We accounted for this transaction as a purchase. Constellation is the parent company for a wholly owned subsidiary Biometric Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African company (“Biometric Security”), engaged in the development, marketing and sale of biometric technology products.

Index

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of June 30, 2005, the Company had 32,038,867 potentially dilutive common shares as a result of warrants and options granted and convertible debt outstanding.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Fingerprint Detection Technologies, Inc., Constellation Biometrics Corporation and Sequiam Sports, Inc (the “Company”). All intercompany transactions and accounts have been eliminated.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. There were no stock options granted during the six months ended June 30, 2005. All stock options issued prior to this year have been fully vested. As such, pro forma net loss is equal to reported net loss.

Index

Note 3 - Commitments and Contingencies

On October 1, 2002, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replaced separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the three and six months ended June 30, 2005 and 2004, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

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

Note 5 - Intangible Assets

As of June 30, 2005, intangible assets consist of the following:

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Software	5	$288,000	$153,599	$134,401
Intellectual Properties	5	1,483,900	396,106	1,087,794
Product Development Costs	5	124,811	-0-	124,811
		$1,896,711	$549,705	$1,347,008

Index

Amortization expense amounted to $70,868 and $66,655 for the three months ended June 30, 2005 and 2004 and $132,151 and $173,667 for the six months ended June 30, 2005 and 2004.

The estimated future amortization expense for each of the five succeeding years is as follows:

June 30:
2005	$382,092
2006	382,092
2007	382,092
2008	182,732
$1,347,008

Note 6 - Long-lived Assets Held for Disposal

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment losses of $-0- and $40,706 were charged to expense during the three and six months ended June 30, 2005 and 2004, respectively.

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

Index

On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on June 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest became due on January 30, 2005. The debt discount was originally amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount will be amortized over twelve months. As of June 30, 2005, the principal and interest were paid in full.

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

On January 30, 2004, the Company entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 800,000 shares of its common stock at an exercise price of $0.225 per share. The Warrant was exercised on January 30, 2004. The principal and interest became due on January 30, 2005. The principal and interest were paid in full.

On September 7, 2004, the Company entered into an unsecured loan agreement with Eagle Funding, LLC, for a principal loan amount of $200,000 under a promissory note bearing interest at eight percent (8%). The principal became due on March 7, 2005 and the interest is due monthly. Eagle extended the term of their loan to November 7, 2005. In connection with this loan, the Company issued one warrant to the holder to purchase 400,000 shares of its common stock at an exercise price of $0.66 per share.

On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $500,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 1,300,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on March 30, 2005. The principal and interest were paid in full.

Index

On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin for a principal loan amount of $75,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 195,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on March 30, 2005. The principal and interest were converted to equity.

On November 19, 2004, the Company entered into an unsecured loan agreement with Walter H. Sullivan III, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 260,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on February 19, 2005. The principal and interest were converted to equity.

On December 16, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 150,000 shares of its common stock at an exercise price of $0.33 per share. The principal and interest became due on January 31, 2005. The principal and interest were paid in full.

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

The $3,450,000 promissory note issued to the Trust (the “Trust Note”) has a term of two years. Eight percent (8%) interest shall be payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on May 10, 2006, at the rate of $75,000. The trust Note is secured by all of the Company’s assets.

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

Index

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

The preceding information is summarized as follows at June 30, 2005:

Included in Notes Payable:	Face Amount	Debt Discount	Carrying Amount
Notes payable - Precision	$27,558	$-	$27,558
Notes payable - GE	38,889	-	38,889
Promissory note - Eagle Funding, LLC	200,000	-	200,000
	$266,447	$-	$266,447
Included in Long-Term Debt:
East Group Properties	$1,544,266	$-	$1,544,266
Svenningsen Trust	3,650,000	(762,972)	2,887,028
Aregee Investments No. 105	385,000		385,000
Total	5,579,266	(762,972)	4,816,294
Less Current Portion	(633,673)		(633,673)
	$4,945,593	$(762,972)	$4,182,621

Index

Note 8 - Loans From Shareholders

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Software, Inc. $50,000.  On February 15, 2005 his wife Cynthia Mroczkowski loaned Sequiam Corporation $50,000. Interest is payable at 6%.  As of June 30, 2005, the balance due under these loans was $100,000 payable on demand together with accrued interest of $5,500.

Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to the Company and Sequiam Software, Inc. under demand notes.  At June 30, 2005, the Company owed $405,652 on these notes, including accrued interest of $27,647.  The notes bear interest at 2% per annum and are due on demand.

Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company.  At June 30, 2005, the Company owed $12,000 without interest or specific repayment terms.

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

Rental expense for the three months ended June 30, 2005 and 2004 was $45,610 and $31,152, respectively. Rental expense for the six months ended June 30, 2005 and 2004 was $91,220 and $62,305, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The June 30, 2005 balance of $ 1,544,266 included $134,228 in current portion of long-term debt and $1,410,038 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,564	$134,228
2006	206,773	246,157
2007	210,993	261,339
2008	215,319	277,458
2009	219,753	294,571
Thereafter	110,999	330,513
	$1,157,401	$1,544,266

Index

Note 10 - Convertible Debt

On May 18, 2005, Sequiam Corporation (the “Company”) closed a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (the “Trust”) pursuant to which the Trust consolidated $1.35 million in existing unsecured debt owed by the Company to the Trust and provided $2.1 million in additional financing (the “Additional Financing”) for a total of $3,450,000 (the “Loan”). Subsequently, after its acquisition of Constellation Biometrics, it consolidated into this loan a $200,000 loan from the Trust to Constellation, bringing the total to $3,650,000.

The $3,650,000 promissory note issued to the Trust (the “Trust Note”) has a term of two years. 8% Interest shall be payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on May 10, 2006, at the rate of $75,000. The trust Note is secured by all of the Company’s assets.

The maturities of the Note as of June 30, 2005 are as follows:

Year	Maturities
2005	$150,000
2006	900,000
2007	2,600,000
$3,650,000

Note 11 - Capital Stock

During the six months ended June 30, 2005, the Company issued 3,677,167 and 1,936,470 common shares for business advisory, marketing services and payroll valued at $508,122 and $293,869, respectively based on the Company’s quoted market price on the date of the related agreements.

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

Index

The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

The table below presents certain financial information by business segment for the quarter ended June 30, 2005.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	38,761	30,760	69,522		69,522
Interest expense, net	(5,222)		(5,222)	(493,064)	(487,841)
Depreciation and amortization	73,785	59,353	133,138		133,138
Segment loss	(339,229)	(230,570)	(569,799)	(901,221)	(1,471,020)
Segment assets (1)	1,346,725	730,816	2,077,541	1,108,972	3,186,513

(1)    Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the six months ended June 30, 2005.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$162,604	$35,773	$198,377	$-	$198,377
Interest expense, net	18,642	-	18,642	740,343	758,984
Depreciation and amortization	141,308	108,571	249,879	-	249,879
Segment loss	(673,142)	(580,009)	(1,253,150)	(1,478,647)	(2,731,797)

The table below presents certain financial information by business segment for the quarter ended June 30, 2004.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$24,955	$33,233	$58,188	$-	$58,188
Interest expense	8,030	-	8,030	127,198	135,228
Depreciation and amortization	80,784	48,669	129,453	-	129,453
Segment loss	(508,205)	(61,710)	(569,915)	(424,425)	(994,340)
Segment assets(1)	2,011,816	747,022	2,758,838	954,888	3,713,726

The table below presents certain financial information by business segment for the six months ended June 30, 2004.

Index

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$70,139	$63,114	$133,253	$-	$133,253
Interest expense	18,225	-	18,225	405,043	423,268
Depreciation and amortization	172,996	109,426	282,422	-	282,422
Segment profit	(860,288)	(100,362)	(960,650)	(1,132,425)	(2,093,075)

(1)    Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

Index

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2005 compared to the three months and six months ended June 30, 2004; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this quarter's report.

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

The following table shows the proportion of total revenues by segment in the six month period ended June 30, 2005.

Index

Period	Information Management	Safety and Security	Total
Six Months ended June 30, 2005	$162,604	$35,773	$198,377

Results of Operations

The following table sets forth information regarding our financial results for 2005 and 2004.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change

Revenue	$69,522	$58,188	19%	$198,377	$133,253	49%
Costs of services and product sales	208,698	290,605	(28)%	401,109	571,307	(30)%
Selling, general and administrative	844,003	586,135	44%	1,770,451	1,185,555	49%
Gains on sale of equipment, impairment of equipment held for sale and debt settlement	-	40,560	(100)%	(370)	(46,198)	(101)%
Interest , net	487,841	135,228	261%	(758,984)	(423,268)	79%
Net Losses	$(1,471,020)	$(994,340)	48%	$(2,731,797)	$(2,093,075)	30%

Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004. Unless otherwise noted, references to 2005 represent the three-month period ended June 30, 2005 and references to 2004 represent the three-month period ended June 30, 2004.

Revenues. Total revenue increased by $11,334 or 19% to $69,522 in 2005, from $58,188 in 2004. This occurred because we completed certain web development, custom software development and engineering services engagements. Software and license fee revenues were unchanged at $-0- for both 2005 and 2004. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $38,761 in 2005 and $24,955 in 2004, an increase of $13,806 or 55%. Revenues from sales of the BioVaultTM were $3,304 in 2005 compared to $33,233 in 2004 a decrease of $29,929 or 90%. Revenues from the maintenance of our existing IRP customers were $-0- in 2005 compared to $-0- in 2004. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt 123! and ScanIt 123!, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $10,000 in ASP service fees in 2005 compared to none in 2004. Included in biometric sales for the first time in 2005 are June sales of Constellation Biometrics products totaling $27,456.

During 2003 and 2004, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the third quarter of 2004. We believe that the high cost of the BioVault™ was an impediment to its sales and so we discontinued that product after selling the last of the inventory in the second quarter 2005. As a result, we developed a less expensive version 2.0 of the BioVault. The BioVault 2.0 is out of design and ready for the molding and casting process. We do not have the resources necessary to bring it into production and to market the product ourselves. Therefore we are looking for other companies in the industry to whom we can license the product. Additionally we now have several resellers for our PrintIt123 product line (formerly IRP), ScanIt123 (formerly IRPlicator) as a result of that and the BioVault 2.0 coming to market, we expect to generate increased revenues from these products during the third quarter of 2005.

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

Index

As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in mid and late 2005.

Cost of Services and Product Sales. Cost of services and product sales were $208,698 in 2005 and $290,605 in 2004, a decrease of $81,907 or 28%. This decrease was primarily attributable to discontinuing the BioVault, which had a relatively high cost of sales and increasing the sales of our ASP other biometric products that have a much lower cost of sales.

Selling, General and Administrative. Selling, general and administrative expenses were $844,003 in 2005 and $586,135 in 2004, an increase of $257,868 or 44%. The significant increase was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $303,464. The overall increase was offset in part by decreases in our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses.

Our total payroll was $332,715 for 2005 and $342,518 for 2004. This decrease in payroll is attributable a overall reduction in workforce offset by one time severance payments given to certain employees. We can expect that payroll will remain relatively constant for the next six months except for the addition of Constellation employees. Once we establish continued sales for our software and biometric products, we expect that the payroll burden will be reduced as a percentage of total revenue.

Losses on Sale of Equipment, Impairment of Equipment Held for Sale and Debt Settlement. A loss of $-0- and $40,560 was recognized on the impairment of equipment n 2005 and 2004.

Interest Expense. Interest expense was $487,841 in 2005 and $135,228 in 2004, an increase of $352,614 or 261%. This increase is due to write-offs of loan costs and debt discounts as a result of the refinancing of the Laurus, Corbin and Sullivan loans, which is more fully described under the caption "Liquidity and Capital Resources."

Net Losses. We incurred net losses of $1,471,020 in 2005 and $994,340 in 2004, a increase of $476,680 or 48%. The increase was primarily attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $303,464 and increases in interest expense of $352,614 due to write-offs of loan costs and debt discounts as a result of the refinancing of the Laurus, Corbin and Sullivan loans. We expect to incur additional net losses through the third quarter of 2005 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter of 2005 using proceeds from sales of our products. The Company presently estimates required sales of approximately $125,000 per month to provide a positive cash flow.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004. Unless otherwise noted, references to 2005 represent the six-month period ended June 30, 2005 and references to 2004 represent the six-month period ended June 30, 2004.

Revenues. Total revenue increased by $65,124 or 49% to $198,377 in 2005, from $133,253 in 2004. This occurred because we completed certain web development, custom software development and engineering services engagements. Software and license fee revenues were unchanged at $-0- for both 2005 and 2004. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $105,104 in 2005 and $70,139 in 2004, an increase of $34,965 or 49%. Revenues from sales of the BioVaultTM were $8,316 in 2005 compared to $63,114 in 2004 a decrease of $54,798 or 87%. Revenues from the maintenance of our existing IRP customers were $-0- in 2005 compared to $-0- in 2004. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt 123! and ScanIt 123!, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $53,300 in ASP service fees in 2005 compared to none in 2004. Included in biometric sales for the first time in 2005 are June sales of Constellation Biometrics products totaling $27,456.

Index

During 2003 and 2004, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the third quarter of 2004. We believe that the high cost of the BioVault™ was an impediment to its sales and so we discontinued that product after selling the last of the inventory in the second quarter 2005. As a result, we developed a less expensive version 2.0 of the BioVault. The BioVault 2.0 is out of design and ready for the molding and casting process. We do not have the resources necessary to bring it into production and to market the product ourselves. Therefore we are looking for other companies in the industry to whom we can license the product. Additionally we now have several resellers for our PrintIt123 product line (formerly IRP), ScanIt123 (formerly IRPlicator) as a result of that and the BioVault 2.0 coming to market, we expect to generate increased revenues from these products during the third quarter of 2005.

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

Cost of Services and Product Sales. Cost of services and product sales were $401,109 in 2005 and $571,307 in 2004, a decrease of $170,199 or 30%. This decrease was primarily attributable to discontinuing the BioVault, which had a relatively high cost of sales and increasing the sales of our ASP other biometric products that have a much lower cost of sales.

Selling, General and Administrative. Selling, general and administrative expenses were $1,770,451 in 2005 and $1,185,555 in 2004, a increase of $584,896 or 49%. The significant increase was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $801,991. The overall increase was offset in part by decreases in our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses.

Our total payroll was $622,48 for 2005 and $551,512 for 2004. This increase in payroll is attributable to one time severance payments given to certain employees. We can expect that payroll will remain relatively constant for the next six months except for the addition of Constellation employees. Once we establish continued sales for our software and biometric products, we expect that the payroll burden will be reduced as a percentage of total revenue.

Losses on Sale of Equipment, Impairment of Equipment Held for Sale and Debt Settlement. A loss of $370 and $46,198 was recognized on the impairment of equipment in 2005 and 2004.

Interest Expense. Interest expense was $758,984 in 2005 and $423,268 in 2004, an increase of $335,717 or 79%. This increase is due to write-offs of loan costs and debt discounts as a result of the refinancing of the Laurus, Corbin and Sullivan loans, which is more fully described under the caption "Liquidity and Capital Resources."

Net Losses. We incurred net losses of $2,731,797 in 2005 and $2,093,075 in 2004, a increase of $638,722 or 30%. The increase was primarily attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $801,991 and increases in interest expense of $335,717 due to write-offs of loan costs and debt discounts as a result of the refinancing of the Laurus, Corbin and Sullivan loans. We expect to incur additional net losses through the third quarter of 2005 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the third quarter of 2005 using proceeds from sales of our products. The Company presently estimates required sales of approximately $125,000 per month to provide a positive cash flow.

Index

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

Operating Activities

Net cash used in operating activities was $838,878 for 2005, as a result of the net loss during the period of $2,731,797, offset by non-cash expenses of $1,659,620, increases in accrued shareholder salaries of $140,000 and net decrease in other working capital items totaling $93,299.

Investing and Financing Activities

Net cash used for investing activities for 2005 was $90,302 of product development costs for the BioVault 2.0 that we capitalized and $6,244 of equipment that we purchased or a total of $96,545.

Net cash provided by financing activities was $1,398,720 for 2005. Proceeds from Svenningsen Trust loan loans accounted for $2,100,000 less payments of notes payable and long-term debt that used cash of $1,086,743.

Current liabilities of $3,828,453 exceed current assets of $625,727 by $3,202,726. Of that amount, $2,007,444 or 65% is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows and equity capital infusions. Also included in current liabilities is $358,541 of accounts payable owed by the former Brekel Group, Inc. We are negotiating to settle these liabilities related to the former Brekel Group, Inc. at amounts less than the amounts recorded in the balance sheet. We are unable to estimate an expected settlement below the carrying amount at this time. We expect that these liabilities will be settled for cash.

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

Index

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

Rental expense for the three months ended June 30, 2005 and 2004 was $45,610 and $31,152, respectively. Rental expense for the six months ended June 30, 2005 and 2004 was $91,220 and $62,305, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The June 30, 2005 balance of $ 1,544,266 included $134,228 in current portion of long-term debt and $1,410,038 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,564	$134,228
2006	206,773	246,157
2007	210,993	261,339
2008	215,319	277,458
2009	219,753	294,571
Thereafter	110,999	330,513
	$1,157,401	$1,544,266

We have recently acquired new financing as described below. We believe that, to the extent obtained and cleared by the SEC, such financing will be adequate to support our operations until fully supported by revenues.

Recent Events

On May 18, 2005, we closed a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen pursuant to which the Trust consolidated $1.35 million in existing unsecured debt owed by us to the Trust and provided $2.1 million in additional financing (“Additional Financing”) for a total of $3,450,000 (“Loan”). The Company also issued to the Trust a warrant exercisable into 6,000,000 shares of the Company’s common stock (“Trust Warrant”).

In connection with the Loan: (a) the Trust delivered $1,000,000 of the Additional Financing to Laurus Master Fund, Ltd., a Cayman Islands company; and (b) we (i) reduced the conversion price of that certain secured convertible term note, dated as of April 27, 2004, made by us in favor of Laurus to $0.15 per share pursuant to Rule 3(a)(9) of the Securities Act of 1933, as amended (“Laurus Note”), and (ii) issued a warrant to Laurus exercisable into 1,500,000 shares of our common stock at an exercise price of $0.23 per share (“Laurus Warrant”). In return for receiving the Laurus Note and Laurus Warrant, Laurus, the Trust and we entered into that certain Assignment, Assumption and Release, dated as of May 18, 2005, pursuant to which, Laurus assigned (the “Assignment”) all of its rights, liabilities and obligations under the Laurus Note, and all documents related thereto, to the Trust. In addition, Laurus released us from all liability whatsoever under the Laurus Note, and all documents related there thereto, except for any terms therein which may survive the assignment.

The $3,450,000 promissory note issued to the Trust (“Trust Note”) has a term of two years. Interest shall be payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on May 10, 2006, at the rate of $75,000. The Trust Note is secured by all of our assets.

Index

In connection with the Loan, the Trust received the Trust Warrant to purchase up to 6,000,000 shares of our common stock at prices ranging from $0.20 per share to $0.30 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. We also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the exercise of the Trust Warrant and the Laurus Warrant.

Of the Loan amount, we received approximately $1.1 million in cash after payment to Laurus of $1,000,000 toward reduction of the Laurus Note (described above). The remaining principal balance of the Laurus Note after such payment was $818,182, which balance was converted into 5,454,547 shares of our common stock by Laurus at the reduced conversion rate of $0.15 per share.

In our opinion, the issuance and sale of the Trust Warrant and the Laurus Warrant described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Trust and Laurus are accredited investors. The securities are not subject to resale except pursuant to registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act. The Trust and Laurus had an opportunity to ask management questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

On May 11, 2005 Walter Sullivan converted his $100,000 loan and $2,375 of accrued interest into 731,252 common shares of our common stock at $0.14 per share.

On May 17, 2005, effective April 7, 2005, Eagle Funding LLC extended the term of their loan to November 7, 2005.

On May 17, 2005, EastGroup Properties, LP agreed to an additional six (6) month deferment of our Promissory Note payments until December 1, 2005, contingent upon the payment of April and May 2005 prior to May 31, 2005, and that all rental payments between now and December 2005 are kept current. EastGroup Properties, LP also agreed to extend the Note by twelve (12) months to represent the twelve (12) total deferred payments from December 2004 to November 2005.

On May 18, 2005 Lee Corbin converted his $75,000 loan and $2,363 of accrued interest into 552,593 shares of our common stock at $0.14 per share. The agreement included piggyback registration rights for all shares and warrants owned by Mr. Corbin.
On June 7, 2005, we acquired Constellation Biometrics Corporation, effective May 31, 2005, pursuant to a stock purchase agreement dated May 31, 2005 by and among us, Constellation and the shareholders of Constellation. Constellation is the parent company for a wholly owned subsidiary: Biometrics Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African Company engaged in the development, marketing and sole of biometric technology products. As a result, Constellation's results of operations may be negatively affected by events which may occur in South Africa, including wars, political upheaval, terrorism, general economic conditions and changes in applicable law, changes in currency exchange rates may also affect the results of Constellation's operations. We acquired Constellation for its intellectual property and products presently in the marketplace including: BioWeb, BioTools, BioTag, BioRegister, BioAccess Server and Bio Access Door Controller. We also acquired them for their technical expertise, existing revenues and for their customer base in South Africa that includes: Ford Motor Company, ActivCard, Receiver of Revenue - South Africa, Shell Oil, Hewlett Packard, Rhodes University, Stellnbosh University and others. We believe that Constellation will increase our existing revenue and customer base in the current and subsequent years.

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

Index

Acquired Software

In connection with the acquisition of Access Orlando, we acquired Internet Remote Print software that was assigned a value of $288,000, representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired software is being amortized over its expected useful life of five years.

Intellectual Properties

In connection with the acquisitions of Smart Biometrics, Inc, Telepartners, Inc.  Fingerprint Detection Technologies, Inc., and Constellation Biometrics Corporation we acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values of $700,000, $160,000 and $237,650, $575,000 respectively, for a total of $1,672,650 representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired intellectual properties are being amortized over their expected useful life of five years.

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

Index

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

4.1	Securities Purchase Agreement, dated May 18, 2005, between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)
4.2	Registration Rights Agreement, dated May 18, 2005, by and between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)
4.3	Common Stock Purchase Warrant, dated May 18, 2005, issued by Sequiam Corporation, in favor of Laurus Master Fund, Ltd (1)
4.4	Common Stock Purchase Warrant, dated May 18, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (1)
4.5
Amended and Restated Common Stock Purchase Warrant dated May 20, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (1)

4.6	Amended and Restated Common Stock Purchase Warrant dated May 20, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin. (1)
4.7	Stock Purchase Agreement, dated as of and effective May 31, 2005, by and among Sequiam Corporation, Constellation Biometrics, Inc., and the shareholders of Constellation Biometrics, Inc. (2)
4.8	Common Stock Purchase Warrant, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen (2)
10.1
Amended, Restated and Consolidated Senior Secured Term Note, dated May 18, 2005, made by Sequiam Corporation in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)

10.2
Amended and Restated Master Security Agreement, dated May 18, 2005, by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Laurus Master Fund, Ltd. (1)

10.3
Amended and Restated Subsidiary Guaranty, dated May 18, 2005, by and among Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc., and Fingerprint Detection Technologies, Inc. (1)

10.4
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)

10.5
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Software, Inc. and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)

10.6
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Sports, Inc. and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (1)

10.7
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Biometrics, Inc and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)

10.8
Amended and Restated Stock Pledge Agreement, dated May 18, 2005 by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (1)

10.9	Subordination Agreement, dated May 18, 2005, by and among Mark Mioczkowsi, Nick VandenBrekel and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)
10.10	Subordination Agreement, dated May 18, 2005, by and between Eagle Funding, LLC and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. (1)
10.11	Assignment, Assumption and Release, dated as of May 18, 2005, by and among Assignment, Assumption and Release, Sequiam Corporation and Laurus Master Fund, Ltd (1)
10.12	Debt Conversion Agreement, dated May 20, 2005, by and between Sequiam Corporation and Lee Harrison Corbin. (1)
10.13	Debt Conversion Agreement, dated May 20, 2005, by and between Sequiam Corporation and Walter H. Sullivan. (1)
10.14	Promissory Note dated March 7, 2005 from Sequiam Corporation in favor of Eagle Funding, LLC (renewal note). (1)
10.15	Letter agreement dated May 17, 2005 from EastGroup Properties (1)
10.16
Promissory Note in the principal amount of $200,000, made on March 23, 2005 by Constellation Biometrics Corporation in favor of Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen (and assumed by Sequiam Corporation under that certain Stock Purchase Agreement dated as of and effective May 31, 2005 and referenced above). (2)

10.17	Asset Purchase Agreement by and between Constellation Biometrics Corporation and Biometric Security (PTY), LTD, dated effective as of February 28, 2005 (2)
10.18	Promissory Note dated February 28, 2005, in the principal amount of $440,000, made by Constellation Biometrics Corporation in favor of Biometric Security (PTY) LTD. (2)
31.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
31.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*
32.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.*

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending June 30 2005:

Form 8-K filed on June 10, 2005, regarding the acquisition of Constellation Biometrics, Inc.

Form 8-K filed on May 24, 2005, regarding a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (the “Trust”) pursuant to which the Trust consolidated $1.35 million in existing unsecured debt owed by the Company to the Trust and provided $2.1 million in additional financing for a total of $3,450,000.
_______________________________
* Filed herewith

1	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2005.

2	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: August 22, 2005

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President
Date: August 22, 2005

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer