Form 10QSB
period 2005-09-30
SEQUIAM CORP
filed 2005-11-21
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2005 was 63,838,321.

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORM 10-QSB

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2005 (Unaudited)	December 31, 2004
Assets
Current assets:
Cash	$302,299	$-
Accounts receivable, net	273,181	39,111
Prepaid expenses	10,427	97,125
Total current assets	585,907	136,236
Property and equipment, net	1,135,938	1,303,757
Acquired software, net	120,001	163,200
Intellectual properties, net	870,224	644,896
Product development costs	192,817	34,509
Loan costs, net	-	224,252
Deposits and other assets	25,381	8,805
Total assets	$2,930,268	$2,515,655

Liabilities and shareholders’ deficit
Current liabilities:
Bank overdraft	$-	$24,165
Notes payable	250,387	1,692,077
Accounts payable	575,520	706,966
Accrued interest	223,256	96,299
Accrued expenses	56,385	-
Current portion of long-term debt	788,205	840,245
Deferred revenue	-	6,000
Deferred rents	37,070	26,141
Loans from shareholders	484,450	348,951
Accrued shareholder salaries	1,519,792	1,349,792
Total current liabilities	3,935,065	5,090,636
Long-term debt	4,129,818	2,301,793
Total liabilities	8,064,883	7,392,429
Shareholders’ deficit:
Common shares	63,839	47,966
Additional paid-in capital	10,792,041	7,524,118
Accumulated deficit	(15,990,495)	(12,448,858)
Total shareholders’ deficit	(5,134,615)	(4,876,774)
Total liabilities and shareholders’ deficit	$2,930,268	$2,515,655
See accompanying notes to condensed consolidated financial statements.

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Services	$206,143	$28,252	$368,747	$98,391
Product sales	116,700	18,669	152,472	81,783

Total Revenues	322,843	46,921	521,219	180,174

Costs and expenses:
Cost of services	154,577	221,200	450,928	680,215
Cost of product sales	130,164	61,166	234,922	173,663
Selling, general and administrative	511,488	818,247	2,321,548	2,003,743
Gain on sale of equipment	-	-	(370)	(146)
Loss on impairment of equipment held for resale	-	-	-	40,706
Loss on impairment of intellectual properties	154,469		154,469	-
Loss on debt settlement	-	-	-	5,492
Total costs and expenses	950,698	1,100,613	3,161,497	2,903,673

Loss from operations	(627,855)	(1,053,692)	(2,640,278)	(2,723,499)

Interest expense, net	(181,985)	(167,464)	(901,359)	(590,732)

Net loss	$(809,840)	$(1,221,156)	$(3,541,637)	$(3,314,231)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.07)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	62,337,353	46,506,905	55,823,443	45,974,767

See accompanying notes to condensed consolidated financial statements

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
Nine months ended September 30, 2005
(Unaudited)

	Common Shares
	Shares Outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2004	47,965,604	$47,966	$7,524,118	$(12,448,858)	$(4,876,774)
Private placements of common shares	417,358	417	78,880	-	79,297
Common share warrants exercised	914,444	914	356,408	-	357,322
Common shares issued for services	3,793,238	3,793	516,829	-	520,622
Common shares issued for salaries	2,373,772	2,375	342,161	-	344,536
Acquisition of Constellation Biometrics Corporation	1,635,513	1,636	173,364	-	175,000
Common shares issued for debt conversions	6,738,392	6,738	986,444	-	993,182
Warrants issued in connection with long-term debt	-	-	813,837	-	813,837
Net loss	-	-	-	(3,541,637)	(3,541,637)
Balance at September 30, 2005	63,838,321	$63,839	$10,792,041	$(15,990,495)	$(5,134,615)

See accompanying notes to condensed consolidated financial statements.

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,541,637)	$(3,314,231)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	390,361	422,449
Accretion of debt discount	485,228	334,928
Amortization of loan costs	224,252	-
Issuance of common stock in exchange for services	520,622	232,542
Issuance of common stock in exchange for salaries	344,536	-
Gain on sale of equipment	-	(146)
Loss on impairment of equipment held for sale	-	40,706
Loss on impairment of intellectual properties	154,469	-
Loss on debt settlement	-	5,492
Decrease (Increase) in accounts receivable	(140,952)	7,047
Decrease (Increase) in prepaid expenses and other assets	70,122	(188,699)
Decrease in bank overdraft	(24,165)	-
Decrease in accounts payable	(162,626)	(32,816)
Increase in accrued shareholders salaries	170,000	105,000
Increase in other accrued expenses	180,331	31,438
Decrease in deferred revenues	(6,000)	-
Increase in deferred rents	10,929	-
Net cash used for operating activities	(1,324,530)	(2,356,290)

Cash flows from investing activities:
Leasehold improvements	-	(338,501)
Equipment purchases	(288)	(25,575)
Purchase of intellectual properties	(650)	-
Cash paid for WMW Communications	-	(70,529)
Product development costs capitalized	(158,308)	-
Net cash used for investing activities	(159,246)	(434,605)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants	436,619	793,817
Proceeds from long-term debt	2,100,000	2,328,936
Repayment of long-term debt	(1,055,000)	(218,944)
Proceeds from note payable	-	1,175,000
Payment of notes payable	(47,804)	(486,126)
Proceeds from shareholder loans	366,761	-
Repayments of shareholder loans	(14,501)	(337,851)
Net cash provided by financing activities	1,786,075	3,254,832
Net change in cash	302,299	463,937
Cash, beginning of period	-	151,450
Cash, end of period	$302,299	$615,387

See accompanying notes to condensed consolidated financial statements.

Index

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Non-cash activities:	2005	2004
Debt conversions	$993,182	-
Warrants issued in connection with long-term debt	$813,837	-
Acquire Constellation Biometrics, Inc.	$175,000	-
Common Stock issued to correct error	-	$19
Liabilities assumed with acquisition of Telepartners, Inc.	-	$15,068
Warrants issued in connection with loan agreement	-	$691,420

Supplemental cash flow information:
Cash paid for interest	$77,670	$86,704

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

Until the acquisition of Smart Biometrics, Inc. in 2003, we were primarily focused on developing a portfolio of Internet and print enterprise-wide software products and developing custom software, databases and websites for businesses. We also operated as an Internet Service Provider and provided Internet access and website hosting for our customers who required those services. During this period, our business was operated under one operating segment through our subsidiaries: Sequiam Software, Inc. and Sequiam Communications, Inc.

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

Today, our operations are divided into two distinct operating segments: Information Management and Safety and Security. Our Information Management segment utilizes our custom software skills, our contacts with the world sports communities and interactive web-based technologies. We formed our Safety and Security segment after our acquisition of Smart Biometrics, Inc. and Fingerprint Detection Technologies, Inc. Through these acquisitions, we acquired: (a) a fingerprint biometric access control system, which will be a key feature in our future product offerings; and (b) a fingerprint detection system which we believe to be value impaired due to a patent infringement by a larger company.

Our Information Management segment consists of the following subsidiaries: (a) Sequiam Software, Inc.; (b) Sequiam Sports, Inc.; and (c) Sequiam Education, Inc. Our Safety and Security segment consists of the following subsidiaries: (a) Sequiam Biometrics, Inc.; (b) Fingerprint Detection Technologies, Inc.; and (c) Constellation Biometrics, Inc.

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

Acquisition of Constellation Biometrics, Inc. On June 7, 2005, we acquired 100% of Constellation Biometrics Corporation, a Florida corporation (“Constellation”), effective May 31, 2005, pursuant to a stock purchase agreement dated May 31, 2005 by and among Sequiam, Constellation and the shareholders of Constellation. We accounted for this transaction as a purchase. Constellation is the parent company for a wholly owned subsidiary Biometric Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African company (“Biometric Security”), engaged in the development, marketing and sale of biometric technology products. The results of operations for the three and nine months ended September 30, 2005 include three months and four months of operations, respectively.

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of September 30, 2005, the Company had 29,824,423 potentially dilutive common shares as a result of warrants and options granted and convertible debt outstanding.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Fingerprint Detection Technologies, Inc., Constellation Biometrics Corporation and Sequiam Sports, Inc. (the “Company”). All intercompany transactions and accounts have been eliminated.

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

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. The following table illustrates the effect on net loss and loss per share if the fair-value based method had been applied to all outstanding awards for the nine months ended September 30:

	2005	2004
Net loss, as reported	$(3,541,637)	$(3,314,231)
Add: stock-based employee compensation expense included in reported net loss net of related tax effects	-	-
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	$(360,150)
Pro forma net loss	$(3,541,637)	$(3,674,381)
Basic and diluted loss per common share, as reported	$(0.06)	$(0.07)
Basic and diluted loss per common share, pro forma	$(0.06)	$(0.08)

Index

The following table illustrates the effect on net loss and loss per share if the fair-value based method had been applied to all outstanding awards for the three months ended September 30:

	2005	2004
Net loss, as reported	$(809,840)	$(1,221,156)
Add: stock-based employee compensation expense included in reported net loss net of related tax effects	-	-
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	$(10,611)
Pro forma net loss	$(809,840)	$(1,231,767)
Basic and diluted loss per common share, as reported	$(0.01)	$(0.03)
Basic and diluted loss per common share, pro forma	$(0.01)	$(0.03)

Note 3 - Commitments and Contingencies

On October 1, 2002, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replaced separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the three and nine months ended September 30, 2005 and 2004, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

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

On December 21, 2004, the Company entered into a Letter Agreement with Chapman Spira & Carson, LLC ("Chapman"), pursuant to which Chapman agreed to provide various consulting, investment banking and business development services for the Company.  On or about September 28, 2005, Chapman filed a complaint in United States District Court for the Southern District of New York, asserting claims for breach of contract and unjust enrichment.  Chapman alleges that, notwithstanding its purported provision of services under the Letter Agreement between it and the Company, the Company failed to properly compensate Chapman for those services.   The Company claims that none of those services were actually provided by Chapman.  Chapman is seeking compensatory damages of $1,019,060, costs, including attorney's fees, 500,000 shares of common stock and a warrant to purchase 6,195,000 shares of stock at $0.26 per share.  The Company believes that Chapman's claims are without merit and intends to vigorously defend itself against these allegations.

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

Index

Note 5 - Intangible Assets

As of September 30, 2005, intangible assets consist of the following:

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Software	5	$288,000	$167,999	$120,001
Intellectual Properties	5	1,246,900	376,676	870,224
Product Development Costs	5	192,817	-0-	192,817
		$1,727,717	$544,675	$1,183,042

Amortization expense amounted to $78,151 and $76,092 for the three months ended September 30, 2005 and 2004 and $210,302 and $249,759 for the nine months ended September 30, 2005 and 2004.

The estimated future amortization expense for each of the five succeeding years is as follows:

September 30:
2006	$306,980
2007	306,980
2008	306,980
2009	262,102
$1,183,042

Note 6 - Long-lived Assets Held for Disposal

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impairment losses of $154,099 and $40,706 were charged to expense during the three and nine months ended September 30, 2005 and 2004, respectively.

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

Pursuant to the accord and satisfaction, Sequiam issued 100,000 shares of restricted common stock to LJCI, which, had a fair market value of $51,000, based on a closing trading price of $0.51 per share on January 29, 2004. In addition, the Company delivered to LJCI a promissory note in the principal amount of $200,000 with interest in the amount of 8% per year, plus principal, due in Nine installments of $34,017 per month beginning February 1, 2004. The Company has paid the note in full.

Index

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

On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on September 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest became due on January 30, 2005. The debt discount was originally amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount will be amortized over twelve months. As of September 30, 2005, the principal and interest were paid in full.

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

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claims that Brekel owes a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel has returned possession of the copiers to GE, but Brekel disputes the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. The balance of the note as of September 30, 2005 is $33,055.

On February 1, 2004 Brekel entered into a settlement agreement with Precision Partners, LTD for disputed rents on a facility formerly occupied by Brekel by agreeing to pay $80,000 in 24 monthly installments of $3,510 including interest at 5%. The balance of the note as of September 30, 2005 is $17,332.

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

On February 28, 2005 as part of the acquisition of Biometric Security (PTY) LTD, Constellation Biometrics Corporation entered into a note payable with Aregee Investments No. 105 for $440,000 payable in quarterly payments of $55,000 without interest. The note matures on April 1, 2007 and is secured by all the assets of Biometric Security (PTY) LTD.

Index

The preceding information is summarized as follows at September 30, 2005:
Included in Notes Payable:	Face Amount	Debt Discount	Carrying Amount
Notes payable - Precision	$17,332	$-	$17,332
Notes payable - GE	33,055	-	33,055
Promissory note - Eagle Funding, LLC	200,000	-	200,000
	$250,387	$-	$250,387
Included in Long-Term Debt:
East Group Properties	$1,544,266	$-	$1,544,266
Svenningsen Trust	3,650,000	(661,243)	2,988,757
Aregee Investments No. 105	385,000	-	385,000
Total	5,579,266	(661,243)	4,918,023
Less Current Portion	(788,205)	-	(788,205)
	$4,791,061	$(661,243)	$4,129,818

Note 8 - Loans From Shareholders

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned Sequiam Software, Inc. $50,000.  On February 15, 2005 his wife Cynthia Mroczkowski loaned Sequiam Corporation $50,000. Interest is payable at 6%.  As of September 30, 2005, the balance due under these loans was $100,000 payable on demand together with accrued interest of $7,000.

Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to the Company and Sequiam Software, Inc. under demand notes.  At September 30, 2005, the Company owed $371,650 on these notes, plus accrued interest of $29,500.  The notes bear interest at 2% per annum and are due on demand.

Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company.  At September 30, 2005, the Company owed $12,000 without interest or specific repayment terms.

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

The new lease for 24,085 square feet is effective July 1, 2004 for a period of seventy-two months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to Nine percent per annum. Commencing on August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month.

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

Index

Rental expense for the three months ended September 30, 2005 and 2004 was $48,049 and $37,425, respectively. Rental expense for the nine months ended September 30, 2005 and 2004 was $133,702 and $99,730, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The September 30, 2005 balance of $ 1,544,266 included $193,205 in current portion of long-term debt and $1,351,061 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,175	$193,205
2006	197,113	244,932
2007	201,150	260,039
2008	205,287	276,078
2009	156,336	293,105
Thereafter	-	276,907
	$953,061	$1,544,266

Note 10 - Long-Term Debt

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

The $3,650,000 promissory note issued to the Trust (the “Trust Note”) has a term of two years. 8% interest shall be payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly principal payments shall commence on May 10, 2006, at the rate of $75,000. The trust Note is secured by all of the Company’s assets and matures May 17, 2007.

The maturities of the Note as of September 30, 2005 are as follows:

Year	Maturities
2006	$375,000
2007	3,275,000
$3,650,000

Note 11 - Capital Stock

During the Nine months ended September 30, 2005, the Company issued 3,793,238 and 2,373,772 common shares for business advisory, marketing services and payroll valued at $520,622 and $344,536, respectively based on the Company’s quoted market price on the date of the related agreements.

Note 12 - Operating Segments

Pursuant to FAS 131, the Company defines an operating segment as:

•    A business activity from which the Company may earn revenue and incur expenses;

Index

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

The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

The table below presents certain financial information by business segment for the quarter ended September 30, 2005.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$206,143	$116,700	$322,843		$322,843
Interest expense, net	(1,850)		(1,850)	(180,135)	(181,985)
Depreciation and amortization	73,620	66,863	140,483	-	140,483
Segment loss	(87,823)	(302,831)	(390,654)	(419,186)	(809,840)
Segment assets (1)	1,413,772	234,793	1,648,565	1,281,703	2,930,268

(1)    Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the Nine months ended September 30, 2005.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$311,247	$209,972	$521,219		$$521,219
Interest expense, net	(20,492)		(20,492)	(880,867)	(901,359)
Depreciation and amortization	214,928	175,432	390,360	-	390,360
Segment loss	(760,964)	(882,839)	(1,643,803)	(1,897,834)	(3,541,637)

The table below presents certain financial information by business segment for the quarter ended September 30, 2004.

Index

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$28,252	$18,669	$46,921	$-	$46,921
Interest expense	(18,106)	-	(18,106)	(149,358)	(167,464)
Depreciation and amortization	91,057	48,968	140,025	-	140,025
Segment loss	(521,131)	(124,073)	(645,204)	(575,952)	(1,221,156)
Segment assets(1)	1,706,479	637,272	2,343,751	960,858	3,304,609

The table below presents certain financial information by business segment for the Nine months ended September 30, 2004.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$98,391	$81,783	$180,174	$-	$180,174
Interest expense	(36,320)	-	(36,320)	(554,412)	(590,732)
Depreciation and amortization	264,260	158,189	422,449	-	422,449
Segment loss	(1,381,419)	(236,318)	(1,617,737)	(1,696,494)	(3,314,231)

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2005 compared to the three months and nine months ended September 30, 2004; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this quarter’s report.

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

Effective May 31, 2005 Sequiam Corporation acquired Constellation Biometrics Corporation (“Constellation”) and its wholly owned subsidiary Biometric Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African company (“Biometric Security”), engaged in the development, marketing and sale of biometric technology products. Sequiam viewed the acquisition as necessary and strategic in order to increase its product offerings, sales and customer base. For the Quarter ended September 30, 2005, Constellation contributed $70,000 in sales and $15,000 in gross profit. The company is self-sustaining on its own cash flow and we expect sustained growth and profitability for that company. The company’s technologies, products and talent also contribute to Sequiam’s overall offerings and growth plan. We are now selling Constellation products successfully in the United States and in Europe and we expect growth as a result.

Index

The following table shows the proportion of total revenues by segment in the nine month period ended September 30, 2005.

Period	Information Management	Safety and Security	Total
Nine Months ended September 30, 2005	$311,247	$209,972	$521,219

Results of Operations

The following table sets forth information regarding our financial results for 2005 and 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenue	$322,843	$46,921	588%	$521,219	$180,174	189%
Costs of services and product sales	284,741	282,366	1%	685,850	853,878	-19%
Selling, general and administrative	511,488	818,247	-37%	2,321,548	2,003,743	16%
Loss on impairment of intellectual properties, sale of equipment, impairment of equipment held for sale and debt settlement	154,469	-	100%	154,099	46,052	1%

Interest , net	181,985	167,464	-7%	901,359	590,732	-85%

Net Losses	$(809,840)	$(1,221,156)	34%	$(3,541,637)	$(3,314,231)	-7%

Quarter Ended September 30, 2005 compared to Quarter Ended September 30, 2004. Unless otherwise noted, references to 2005 represent the three-month period ended September 30, 2005 and references to 2004 represent the three-month period ended September 30, 2004.

Revenues. Total revenue increased by $275,922 or 588% to $322,843 in 2005, from $46,921in 2004. This occurred because we completed certain web development, custom software development and engineering services engagements. Software and license fee revenues were unchanged at $-0- for both 2005 and 2004. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $206,143 in 2005 and $28,252 in 2004, an increase of $177,890 or 630%. Revenues from sales of the BioVaultTM were $1,995 in 2005 compared to $18,669 in 2004 a decrease of $16,674 or 90%. Revenues from the maintenance of our existing IRP customers were $-0- in 2005 compared to $5,200- in 2004. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt 123! and ScanIt 123!, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $15,200 in ASP service fees in 2005 compared to none in 2004. Included in biometric sales for the first time in 2005 are Third quarter sales of Constellation Biometrics’ products totaling $70,226.

Index

During 2004 and 2003, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the third quarter of 2004. We believe that the high cost of the BioVault™ was an impediment to its sales and so we discontinued that product after selling the last of the inventory in the second quarter 2005. As a result, we developed a less expensive version 2.0 of the BioVault. The BioVault 2.0 is out of design and is now in the molding and casting process. We expect to begin selling BioVault 2.0 in the first quarter of 2006. In addition to our own sales efforts we are looking for other companies in the industry to whom we can license the product. Additionally we are now in negotiations to license our PrintIt123 product line (formerly IRP), ScanIt123 (formerly IRPlicator) to a software marketing company and we expect to complete that transaction in the fourth quarter of 2005.

On September 13, 2005, Sequiam Corporation entered into a five-year, Exclusive Co-Operative Development and Supply Agreement (the “Agreement”) with Black & Decker’s subsidiary Kwikset Corporation (“Kwikset”). The purpose of this agreement is to establish the business relationship between Kwikset and Sequiam in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

Additionally, we are currently in discussions with other companies for the license of our other biometric technology products and we are also working with other resellers.

As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2005 and throughout 2006 as we refocus our efforts on our biometric products.

Cost of Services and Product Sales. Cost of services and product sales were $284,741 in 2005 and $282,366 in 2004, an increase of $2,375 or 1%. This increase was primarily attributable to increasing the sales of our ASP, software products and other biometric products.

Selling, General and Administrative. Selling, general and administrative expenses were $511,488 in 2005 and $818,247 in 2004, a decrease of $306,759 or 37%. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock incurred in 2004 but not recurring in 2005. The overall decrease was offset in part by increases in our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses.

Our total payroll was $270,614 for 2005 and $427,847 for 2004. This decrease in payroll is attributable an overall reduction in workforce in the Information Management segment, offset by the addition of Constellation employees and one time severance payments given to certain employees. We expect that payroll will increase during the fourth quarter in the safety and security segment as we have hired additional engineers and programmers to support our biometrics projects. Once we establish continued sales for our software and biometric products, we expect that the payroll burden will be reduced as a percentage of total revenue.

Losses on Sale of Equipment, Impairment of Equipment Held for Sale and Debt Settlement. A loss of $154,469 and $-0- was recognized on the impairment of intellectual properties in 2005 and 2004.

Interest Expense. Interest expense was $181,985 in 2005 and $167,464 in 2004, an increase of $12,620 or 7%. This increase is due to write-offs of loan costs and debt discounts as a result of the refinancing of the Laurus, Corbin and Sullivan loans, which is more fully described under the caption “Liquidity and Capital Resources.”

Net Losses. We incurred net losses of $809,840 in 2005 and $1,221,156 in 2004, a decrease of $411,316 or 34%. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock incurred in 2004 but not recurring in 2005. We expect to incur additional net losses through the fourth quarter of 2005 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the first quarter of 2006 using proceeds from sales of our products. The Company presently estimates required sales of approximately $185,000 per month to provide a positive cash flow.

Index

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004. Unless otherwise noted, references to 2005 represent the nine-month period ended September 30, 2005 and references to 2004 represent the nine-month period ended September 30, 2004.

Revenues. Total revenue increased by $341,046 or 189% to $521,220 in 2005, from $180,174 in 2004. This occurred because we completed certain web development, custom software development and engineering services engagements. Software and license fee revenues were unchanged at $-0- for both 2005 and 2004. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $242,747 in 2005 and $98,391 in 2004, an increase of $144,356 or 147%. Revenues from sales of the BioVaultTM were $9,771 in 2005 compared to $81,783 in 2004, a decrease of $72,012 or 88%. Revenues from the maintenance of our existing IRP customers were $4,300 in 2005 compared to $5,200 in 2004. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt 123! and ScanIt 123!, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $64,200 in ASP service fees in 2005 compared to none in 2004. Included in biometric sales for the first time in 2005 are sales of Constellation Biometrics’ products totaling $97,682.

During 2004 and 2003, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the third quarter of 2004. We believe that the high cost of the BioVault™ was an impediment to its sales and so we discontinued that product after selling the last of the inventory in the second quarter 2005. As a result, we developed a less expensive version 2.0 of the BioVault. The BioVault 2.0 is out of design and is now in the molding and casting process. We expect to begin selling BioVault 2.0 in the first quarter of 2006. In addition to our own sales efforts we are looking for other companies in the industry to whom we can license the product. Additionally we are now in negotiations to license our PrintIt123 product line (formerly IRP), ScanIt123 (formerly IRPlicator) to a software marketing company and we expect to complete that transaction in the fourth quarter of 2005.

On September 13, 2005, Sequiam Corporation entered into a five-year, Exclusive Co-Operative Development and Supply Agreement (the “Agreement”) with Black & Decker’s subsidiary Kwikset Corporation (“Kwikset”). The purpose of this agreement is to establish the business relationship between Kwikset and Sequiam in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

Additionally, we are currently in discussions with other companies for the license of our other biometric technology products and we are also working with other resellers.

As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will begin to increase in late 2005 and throughout 2006 as we refocus our efforts on Biometrics.

Cost of Services and Product Sales. Cost of services and product sales were $685,850 in 2005 and $853,878 in 2004, a decrease of $168,028 or 20%. This decrease was primarily attributable to discontinuing the original BioVault, which had a relatively high cost of sales and increasing the sales of our ASP other biometric products that have a much lower cost of sales.

Selling, General and Administrative. Selling, general and administrative expenses were $2,321,548 in 2005 and $2,003,743 in 2004, a increase of $317,805 or 16%. The significant increase was attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $865,187. The acquisition of Constellation added another $63,120 to selling, general and administrative expenses. The overall increase was offset in part by decreases in our recurring selling and overhead expenditures such as salaries, wages and benefits for administrative and marketing personnel, computer maintenance and supplies, professional services (such as legal and accounting fees), and corporate travel expenses.

Index

Our total payroll was $1,473,839 for 2005 and $979,360 for 2004. This increase in payroll is attributable to one time severance payments given to certain employees and the addition of Constellation employees. We expect that payroll will increase during the fourth quarter in the safety and security segment as we have hired additional engineers and programmers to support our biometrics projects. Once we establish continued sales for our software and biometric products, we expect that the payroll burden will be reduced as a percentage of total revenue.

Losses on Sale of Equipment, Impairment of Equipment Held for Sale and Debt Settlement. A loss of $154,099 was recognized on the impairment of intellectual properties in 2005 and $40,560 was recognized on the impairment of equipment in 2004.

Interest Expense. Interest expense was $901,359 in 2005 and $590,732 in 2004, an increase of $416,877 or 86%. This increase is due to write-offs of loan costs and debt discounts as a result of the refinancing of the Laurus, Corbin and Sullivan loans, which is more fully described under the caption “Liquidity and Capital Resources.”

Net Losses. We incurred net losses of $3,541,636 in 2005 and $3,314,231 in 2004, a increase of $227,405 or 7%. The increase was primarily attributed to non-cash and non-recurring expenses for investment banking, consulting and other services acquired in exchange for stock totaling $865,187 and increases in interest expense of $335,717 due to write-offs of loan costs and debt discounts as a result of the refinancing of the Laurus, Corbin and Sullivan loans. The overall increase was offset by increases in sales of $341,046. We expect to incur additional net losses through the fourth quarter of 2005 as we continue to introduce our products to the marketplace. We expect cash flow to increase beginning in the first quarter of 2006 using proceeds from sales of our products. The Company presently estimates required sales of approximately $185,000 per month to provide a positive cash flow.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities.  We believe that cash provided by our operating and financing activities will provide adequate resources to satisfy our working capital, liquidity and anticipated capital expenditure requirements for approximately nine months. Before such time, we expect to have sufficient cash flow to continue our operations.

Operating Activities

Net cash used in operating activities was $1,324,531 for 2005, as a result of the net loss during the period of $3,541,637, offset by non-cash expenses of $1,964,997, increases in accrued shareholder salaries of $170,000 and net decrease in other working capital items totaling $72,361.

Investing and Financing Activities

Net cash used for investing activities for 2005 was $159,246 of product development costs for the BioVault 2.0 that we capitalized.

Net cash provided by financing activities was $1,757,282 for 2005. Proceeds from the Svenningsen Trust loan loans accounted for $2,100,000; proceeds from the sale of common stock and the exercise of warrants accounted for $436,619 plus proceeds from shareholder loans of $323,465 less payments of notes payable and long-term debt that used cash of $1,102,802.

Current liabilities of $3,935,065 exceed current assets of $585,907 by $3,349,158. Of that amount, $2,004,242 is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows and equity capital infusions. Also included in current liabilities is $358,541 of accounts payable owed by the former Brekel Group, Inc. We are negotiating to settle these liabilities related to the former Brekel Group, Inc. at amounts less than the amounts recorded in the balance sheet. We are unable to estimate an expected settlement below the carrying amount at this time. We expect that these liabilities will be settled for cash on a reduced basis.

Index

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

The new lease for 24,085 square feet is effective July 1, 2004 for a period of seventy-two months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to Nine percent per annum. Commencing on August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month.

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

Rental expense for the three months ended September 30, 2005 and 2004 was $48,049 and $37,425, respectively. Rental expense for the Nine months ended September 30, 2005 and 2004 was $133,702 and $99,730, respectively. The original amount of the note of $1,600,000 represents $893,112 of deferred rent and $706,888 of tenant improvements. The September 30, 2005 balance of $ 1,544,266 included $193,205 in current portion of long-term debt and $1,351,061 in long-term debt. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2005	$193,175	$193,205
2006	197,113	244,932
2007	201,150	260,039
2008	205,287	276,078
2009	156,336	293,105
Thereafter	-	276,907
	$953,061	$1,544,266

On May 18, 2005, the Company closed a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen (the “Trust”) pursuant to which the Trust consolidated $1.55 million in existing unsecured debt owed by the Company to the Trust and provided $2.1 million in additional financing (the “Additional Financing”) for a total of $3,650,000 (the “Loan”).

The proceeds from the Loan will not be adequate to support our operations while we build sales revenues from our products. As a result, we now need to obtain additional financing to continue our operations. We have engaged investment bankers to raise additional capital, and we expect to secure such additional capital in a timely manner.

Index

Recent Events

On September 13, 2005, Sequiam Corporation entered into a five-year, Exclusive Co-Operative Development and Supply Agreement (the “Agreement”) with Black & Decker’s subsidiary Kwikset Corporation (“Kwikset”). The purpose of this agreement is to establish the business relationship between Kwikset and Sequiam in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

On December 21, 2004, the Company entered into a Letter Agreement with Chapman Spira & Carson, LLC ("Chapman"), pursuant to which Chapman agreed to provide various consulting, investment banking and business development services for the Company.  On or about September 28, 2005, Chapman filed a complaint in United States District Court for the Southern District of New York, asserting claims for breach of contract and unjust enrichment.  Chapman alleges that, notwithstanding its purported provision of services under the Letter Agreement between it and the Company, the Company failed to properly compensate Chapman for those services.   The Company claims that none of those services were actually provided by Chapman.  Chapman is seeking compensatory damages of $1,019,060, costs, including attorney's fees, 500,000 shares of common stock and a warrant to purchase 6,195,000 shares of stock at $0.26 per share.  The Company believes that Chapman's claims are without merit and intends to vigorously defend itself against these allegations.

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

Intellectual Properties

In connection with the acquisitions of Smart Biometrics, Inc, Telepartners, Inc., Fingerprint Detection Technologies, Inc. and Constellation Biometrics Corporation, we acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values of $700,000, $160,000 and $237,650, $575,000 respectively, for a total of $1,672,650 representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired intellectual properties are being amortized over their expected useful life of five years. During the third quarter, we wrote off the remaining balance of $154,469 of the Fingerprint Detection Technologies, Inc. patent. We consider the asset to be impaired due to a patent infringement by a larger company.

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

Index

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

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending September 30 2005:

Form 8-K filed on September 19, 2005, regarding the Development and Supply Agreement with Black & Decker’s subsidiary Kwikset Corporation.

Form 8-K filed on September 1, 2005, regarding the acquisition of Constellation Biometrics Corporation.

Index

_______________________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: November 21, 2005

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President
Date: November 21, 2005

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer