Form 10QSB/A
period 2005-09-30
SEQUIAM CORP
filed 2006-01-20
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
(Amending Part II - Item 6)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes *   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2005 was 63,838,321.

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):     Yes *   No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, is being filed to amend Part II, Item 6 (Exhibits) to add Exhibit 10.1.  Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original Form 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1
Exclusive Co-Operative Development and Supply Agreement between Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation, and Kwikset Corporation effective September 13, 2005 (Portions of this Agreement have been omitted pursuant to a request for confidential treatment).*

31.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.[1]

31.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.[1]

32.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.[1]

32.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.[1]

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending September 30 2005:

Form 8-K filed on September 19, 2005, regarding the Development and Supply Agreement with Black & Decker’s subsidiary Kwikset Corporation.

Form 8-K filed on September 1, 2005, regarding the acquisition of Constellation Biometrics Corporation.

_______________________________
* Filed herewith

1 Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 21, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: January 20, 2006

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: January 20, 2006

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer