Form 10QSB/A
period 2005-03-31
SEQUIAM CORP
filed 2006-02-03
CIK 1123606

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

Commission File Number 333-45678

SEQUIAM CORPORATION
(Exact name of registrant as specified in its charter)

California	33-0875030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, is being filed to amend Part II, Item 6 (Exhibits and Reports on Form 8-K) to add a notation regarding the confidentiality request pertaining to portions of Exhibit 10.1 and to add a reference to a Form 8-K filed on March 16, 2005.  Unaffected items have not been repeated in this Amendment No. 1. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original Form 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-QSB.

PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1
Non-Exclusive Reseller Agreement by and between Sequiam Software, Inc. and IKON Office Solutions, Inc., effective as of March 1, 2005 (Portions of this Agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC).*

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

(b)  Reports on Form 8-K:   The following reports on Form 8-K were filed during the quarter ending March 31, 2005:

Form 8-K filed on March 16, 2005 regarding the Non-Exclusive Reseller Agreement with IKON Office Solutions, Inc.

_______________________________
*  Filed herewith

1  Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 23, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: February 2, 2006

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: February 2, 2006

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer