Form 10KSB/A
period 2004-12-31
SEQUIAM CORP
filed 2006-02-09
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment No. 2
(Amending Part II—Item 8A)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB ☒

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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-KSB/A is being filed to amend Part II, Item 8A of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on April 26, 2005 (the “Original 10-KSB”). This Amendment No. 2 updates only the information regarding the Company’s Controls and Procedures in Part II, Item 8A. Unaffected items have not been repeated in this Amendment No. 2. This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-KSB, and does not reflect events occurring after the filing of the Original 10-KSB. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-KSB.

PART II

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined by Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that: (a) the Company’s disclosure controls and procedures are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting (as defined by Rule 15(d)-15(f) of the Exchange Act), and there have been no changes in the Company's internal control or in other factors that could significantly affect the Company's internal control over financial reporting during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: February 9, 2006

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 9, 2006

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

Date: February 9, 2006

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and
Chief Financial Officer