Form 10QSB/A
period 2005-09-30
SEQUIAM CORP
filed 2006-02-09
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2
(Amending Part I - Item 3)
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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, is being filed to amend Part I, Item 3.  This Amendment No. 2 updates only the information regarding the Company’s Controls and Procedures in Part I, Item 3. Unaffected items have not been repeated in this Amendment No. 2. This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original Form 10-QSB, and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-QSB.

PART I:  FINANCIAL INFORMATION

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