Form 10KSB/A
period 2004-12-31
SEQUIAM CORP
filed 2006-03-23
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment No. 3
(Amending Part III—Item 13)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A is being filed to amend Part III, Item 13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on April 26, 2005 (the “Original 10-KSB”). Pursuant to the rules of the SEC, Item 13 of Part III of the Original 10-KSB has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 3 as Exhibits 31.1 and 31.2. Although we have restated the contents of Amendment No. 2 to the Original 10-KSB, unaffected items have not been repeated in this Amendment No. 3. This Amendment No. 3 does not otherwise alter the disclosures set forth in the Original 10-KSB, and does not reflect events occurring after the filing of the Original 10-KSB. This Amendment No. 3 is effective for all purposes as of the date of the filing of the Original 10-KSB.

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

PART III

ITEM 13.	EXHIBITS

31.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*

31.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: March 23, 2006

By: /s/ Nicholas H. VandenBrekel

Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2006

By: /s/ Nicholas H. VandenBrekel

Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

Date: March 23, 2006

By: /s/ Mark L. Mroczkowski

Mark L. Mroczkowski, Senior Vice President and
Chief Financial Officer