Form 10QSB/A
period 2005-03-31
SEQUIAM CORP
filed 2006-03-23
CIK 1123606

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the “Original Form 10-QSB”), is being filed to amend Part II, Item 6 (Exhibits).  Pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-QSB has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 2 as Exhibits 31.1 and 31.2. Although we have restated the contents of Amendment No. 1 to the Original Form 10-QSB, unaffected items have not been repeated in this Amendment No. 2. This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original Form 10-QSB and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original Form 10-QSB.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1
Non-Exclusive Reseller Agreement by and between Sequiam Software, Inc. and IKON Office Solutions, Inc., effective as of March 1, 2005 (Portions of this Agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC).[1]

31.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*

31.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934.*

32.1	Certification of Nicholas VandenBrekel, Chief Executive Officer and President of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.[2]

32.2	Certification of Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer of Sequiam Corporation, pursuant to 18 U.S.C. Section 1350.[2]

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending March 31, 2005:

Form 8-K filed on March 16, 2005 regarding the Non-Exclusive Reseller Agreement with IKON Office Solutions, Inc.

* Filed herewith

1 Incorporated by reference from our Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on February 3, 2006.
2 Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 23, 2005.

2

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

3