Form 10QSB/A
period 2005-09-30
SEQUIAM CORP
filed 2006-03-23
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 3
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

EXPLANATORY NOTE

This Amendment No. 3 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (the “Original Form 10-QSB”), is being filed to amend Part II, Item 6 (Exhibits).  Pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-QSB has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 3 as Exhibits 31.1 and 31.2. Although we have restated the contents of Amendment No. 1 and Amendment No. 2 to the Original Form 10-QSB, unaffected items have not been repeated in this Amendment No. 3. This Amendment No. 3 does not otherwise alter the disclosures set forth in the Original Form 10-QSB and does not reflect events occurring after the filing of the Original 10-QSB. This Amendment No. 3 is effective for all purposes as of the date of the filing of the Original Form 10-QSB.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1
Exclusive Co-Operative Development and Supply Agreement between Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation, and Kwikset Corporation effective September 13, 2005 (Portions of this Agreement have been omitted pursuant to a request for confidential treatment).[1]

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

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending September 30 2005:

Form 8-K filed on September 19, 2005, regarding the Development and Supply Agreement with Black & Decker’s subsidiary Kwikset Corporation.

Form 8-K filed on September 1, 2005, regarding the acquisition of Constellation Biometrics Corporation.

* Filed herewith

1 Incorporated by reference from our Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.
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