Form 10KSB
period 2005-12-31
SEQUIAM CORP
filed 2006-04-14
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-45678

SEQUIAM CORPORATION
(Name of small business issuer in its charter)

California	33-0875030
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

300 SUNPORT LANE, ORLANDO, FLORIDA	32809
(Address of principal executive offices)	(Zip Code)

Issuers telephone number  (407) 541-0773

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Issuer's revenues for its most recent fiscal year:  $625,920.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 14, 2006, was approximately $19,982,080 based upon the closing price of the Registrant’s Common Stock on such date.

There were 64,458,321 shares of Common Stock outstanding as of March 14, 2006.

Documents incorporated by reference.  None.
Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

i

INTRODUCTORY NOTE

This Report and other Company communications and statements may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. For information concerning these factors and related matters, see Item 6, “Management's Discussion and Analysis.”

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

We were incorporated in California on September 21, 1999 as Wedge Net Experts, Inc. On or about May 1, 2002, we changed our name to Sequiam Corporation and changed our stock symbol on the OTC Bulletin Board from “WNXP” to “SQUM.OB”. On May 19, 2004, our common stock was formally listed on the Frankfurt Stock Exchange under the symbol RSQ. We believe that listing our shares of common stock on the Frankfurt Stock Exchange will increase our profile with investors, both institutional and retail, in Germany and across Europe.

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

In 2003, we decided to expand our portfolio of product offerings to include biometric technology products. The expansion into the biometric technology industry was based on our belief that the terrorist events of September 11, 2001 and the increased focus on national and personal security created an increased demand for biometric technology solutions. Because of these national and global issues, and because of our existing expertise in software design and development, we believed that we were uniquely positioned to enter the biometric industry. Furthermore, our Chief Technology Officer, Alan McGinn, played an instrumental role in connection with the research and development of the BioVault™ while associated with Smart Biometrics, Inc.

Today, our operations are divided into two distinct operating segments: Safety and Security and Information Management. We formed our Safety and Security segment after our acquisition of Smart Biometrics, Inc. and Fingerprint Detection Technologies, Inc. Through these acquisitions, we acquired: (a) a fingerprint biometric access control system, which will be a key feature in our future product offerings; and (b) a fingerprint detection system which we believe represents a new advancement in that science. Since the implementation of our Safety and Security segment, our focus has been on developing a portfolio of biometric products. Our Information Management segment utilizes our custom software skills, our contacts with the world sports communities and interactive web-based technologies.

Our Safety and Security segment consists of the following subsidiaries: (a) Sequiam Biometrics, Inc.; (b) Fingerprint Detection Technologies, Inc.; and (c) Constellation Biometrics Corporation. Constellation is the parent company of a wholly owned subsidiary, Biometric Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African company, engaged in the development, marketing and sale of biometric technology products. Our Information Management segment consists of the following subsidiaries: (a) Sequiam Software, Inc.; (b) Sequiam Sports, Inc.; and (c) Sequiam Education, Inc.

Development of the Business

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

Acquisition of Constellation Biometrics Corporation. On June 7, 2005, we acquired 100% of Constellation Biometrics Corporation, a Florida corporation, effective May 31, 2005, pursuant to a stock purchase agreement dated May 31, 2005 by and among us, Constellation and the shareholders of Constellation. We accounted for this transaction as a purchase. Constellation is the parent company of a wholly owned subsidiary Biometric Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African company, engaged in the development, marketing and sale of biometric technology products.

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

The following chart reflects an overview of our corporate organization (including jurisdictions of incorporation and percentages owned by the parent corporation) as of December 31, 2005.

Description of the Biometrics Industry

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, retinal scanning, voice recognition, face recognition and signature analysis. Biometric technology has been used for decades in government and law enforcement applications. Until recently, these systems were too expensive to manufacture to make retail marketing realistic. However, due to the development of more advanced computers and software applications, we believe that biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, we believe that, as biometric technology becomes more familiar, that its presence in safety and security applications will grow.

There are many alternatives in the biometrics industry that include, but are not limited to, fingerprint recognition, facial recognition, voice recognition, palm recognition, iris scanning and retinal scanning. Many providers have used these different methods in different applications. We believe that, although the biometric industry is in its infancy, biometric technology is a rapidly maturing science. Presently, although many companies have entered the biometric detection and application industry, many companies have failed to create a marketable product.

We believe that fingerprint identification is more effective at authenticating a person's identity than current processes. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification, and as a result, we believe that the use of biometrics for access control is becoming widely accepted in the marketplace.

Products

Safety and Security Segment

A.	Sequiam Biometrics, Inc.

Sequiam Biometrics, Inc. focuses on the BioVault™ and the BioLock.

BioVault™

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

The BioVault™ measures 12.5 inches wide, by 17 inches long, by 3.5 inches deep, and provides room for two handguns plus ammunition, or valuables such as jewelry, stock certificates and other documents. The BioVault™ is easy to program and stores up to 15 authorized fingerprints. We believe that handgun owners are the largest market for this product. Through our agreement with T&N Enterprises, we have developed a relationship with the National Rifle Association for the sale of the BioVault™ through the National Rifle Association web site. For the fiscal year ended December 31, 2005, we had $19,854 in revenues from sales of the BioVault™.

We have re-designed, re-engineered and re-tooled the BioVault and we are preparing to introduce it as the Bio Vault 2.0. The re-designed BioVault 2.0 includes features requested by partners who required improvements to be incorporated in order to commit to the product to a high degree. Some of these features include doors that open shallow enough to be in small spaces, a polished fit and finish, ability to wire mount in hotel rooms, ability to mount in police and other vehicles, an LCD screen to display helpful information for end users and most importantly a much lower price point. All the requested features have been successfully integrated into the new BioVault 2.0’s design. In addition to our partnership with the National Rifle Association, we are in discussions with several distributors, retail outlets and partners who may sell the new and improved version. Henyue Manufacturing of Guangzhou, China, a leading manufacturer of consumer products for the U.S. market will manufacture the Sequiam BioVault 2.0 and expects to make initial deliveries in April 2006.

BioLock

On September 13, 2005, Sequiam entered into a five-year, Exclusive Co-Operative Development and Supply Agreement with Black & Decker’s subsidiary, Kwikset Corporation. The purpose of this agreement is to establish the business relationship between Kwikset and us in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

We, together with Kwikset Corporation, have recently developed the BioLock: a biometrically accessible door lock system to be applied to external and internal doors.

The system uses a Kwikset deadbolt and a biometric sensor with matcher developed at our laboratories in Orlando, Florida. When a valid finger is detected on the biometric sensor, it activates the remote control accessory module to open the lock.

The BioLock biometric module is a completely self-encapsulated device that incorporates advanced AC Capacitive biometric sensing technology. The technology can read through dirt and oil and overcomes many of the common ‘real world’ failings of previous biometric devices. The BioLock features a simple 3-step enrollment of fingerprints on the sensor and no computers or servers are required. The BioLock can hold up to 50 fingerprints and operates using either battery power or house low voltage power for at least 12 months average operation without the need to replace batteries. The BioLock features automatic detection of the bolt position and avoids the common issue of the consumer having to worry about the position of the bolt when they leave their home. The BioLock also features a user-friendly interface via an integrated LCD screen that allows users to be named and features such as automatic timing out of fingerprint records. The BioLock also comes with 2 keys for backup in case of battery failure, a low battery warning indicator and a lifetime finish warranty. For the fiscal year ended December 31, 2005, we had no revenues from the development of the BioLock. We intend to begin marketing the BioLock in April 2006.

OEM Kits 1 and 2

OEM 1 is intended for customers who want to quickly develop products that incorporate biometric lock actuation for a very low cost. Products that range from opening safes, garage doors, cabinets—anything that would normally require a key. Even a television remote control could be biometrically enabled with OEM 1 technology. OEM1 also provides support for a variety of fingerprint sensors. Different environments require fingerprint sensors that are designed for effective use within that environment. This applies to customers who plan to create products that operate in hot or cold temperatures and/or moist areas.

OEM 2 is a biometric board assembly that can be used in a wide variety of biometric devices. Unlike OEM 1, OEM 2 provides a feature set that allows OEMs to develop products such as time and attendance boxes, biometric medical devices, access control devices, governmental related access projects and biometric video time-stamping products. OEM 2 is designed for any product that needs memory and processing power on a biometric OEM device.

Both products will have full support from our easy to use suite of developers’ kits allowing any home computer to manage or develop new applications using these products. For the fiscal year ended December 31, 2005, we had no revenues from the development of either OEM Kits 1 or 2. Production of OEM Kits 1 and 2 are anticipated to begin in April 2006 and July 2006, respectively.

B.	Constellation Biometrics Corporation

High Speed Biometric Algorithm

The Biometric Algorithm is our biometric matching intellectual property acquired with Biometric Security (Pty) Ltd. The matcher works in 3 phases. First the system extracts fingerprint minutiae from a fingerprint graphic provided by any standard 500Dpi fingerprint sensor. Each print from the same finger entered into the enroll process is then averaged in to an amalgam via our advanced fingerprint averaging algorithm. Once the averaging is completed the fingerprint is stored in the fingerprint database. This allows a highly robust matching process since much more data is stored per fingerprint in the database.

Our Biometric Algorithm identifies people by comparing their fingerprints to ones in the database at a high rate of speed using common computer equipment. We have been able to utilize the Biometric Algorithm in our own products avoiding the costly licensing of matching systems from our competitors.

The Biometric Algorithm is available for licensing to customers in embedded, Linux and Windows versions. For the fiscal year ended December 31, 2005, we had no revenues from the licensing of the High Speed Biometric Algorithm.

BioTime

BioTime is our fraud-free, easy-to-use computerized access control, attendance and recording tool. All staff activity is recorded automatically at the points of entry and exit. Upon arrival at work, employees login quickly and easily. Upon exiting the premises at the end of the working day, this process is repeated. Because the system accurately and instantly identifies each employee, no unauthorized people can enter the facility, and all staff movement is fully recorded. BioTime is a software program that can work with a variety of biometric and other devices.

BioTime automatically eradicates time disputes, or “buddy clocking” by other staff members. These records can then be saved or printed, and analyzed at any time. Also, the figures can be integrated with the most popular payroll packages, allowing for the complete automation of the entire payroll calculation process.

BioTime is a complete ready-to-use system that includes software, a clocking-in terminal, communications cables, a “Getting Started” guide, and a full installation manual. Since the software is completely menu-driven and exceptionally easy to use, it can be quickly installed and operated by a person with little computer experience. A typical installation takes less than one hour and individuals can be added to the system in a matter of minutes. For the fiscal year ended December 31, 2005, we had approximately $116,000 in revenues from sales of BioTime.

BioTools

BioTools is a biometric development kit (SDK) that consists of an ActiveX controls toolkit that can be used by developers, OEM's and system integrators as a biometric “front-end” to any commercial or custom-written software package. The toolkit considerably decreases (from weeks to minutes) the process of adding biometric security, and it comes complete with sample code to facilitate quick, smooth, trouble-free integration. The toolkit supports Windows 95, 98, NT, 2000, XP, IIS 4 & 5 and the Microsoft Access and SQL Server databases. It is also ODBC-compliant, enabling it to integrate with most database systems.

Biometric devices supported include: Authentec, BioLink, Digent, Digital Persona, Ethentica, Kingston Technology, Lifeview, Microsoft, Nitgen, Precise Biometrics, Sagem, Secugen, Sony, Suprema, Tacoma, Tai-Hao and Targus.

The toolkit is available in two versions - Standard and Professional. The BioTools Professional Toolkit extends the Standard Toolkit by adding web server samples and support tools, web-cam support, and Smart Card (chip card) support. For the fiscal year ended December 31, 2005, we had approximately $39,000 in revenues from sales of the BioTools.

BioWeb

BioWeb is our state-of-the-art Internet Security system with no PIN's, passwords and limited possibility of fraud. BioWeb offers the ability to identify and authorize all communication over the Internet and networks, completely protecting your money and information from fraud or hacking.

BioWeb is an easily installed, ready-to-use software package that allows the instant biometric enabling of any website hosted on Windows IIS server infrastructure. It is ideal for secure business-to-business sites, payment authentication and general website access security. For the fiscal year ended December 31, 2005, BioWeb had no revenues from sales.

BioAccess

BioAccess is our easy-to-use computerized access control and recording tool used to track who went where, and when. Activity in and out of buildings, strong rooms, server rooms, and rooms housing sensitive documents, etc., can be 100% securely controlled. Printed reports can then be generated about this traffic.

BioAccess is a complete ready-to-use system that includes software, a clocking-in terminal, communications cables, a “Getting Started” guide, and a full installation manual. Since the software is completely menu-driven and exceptionally easy to use, it can be quickly installed and operated by a person with little computer experience. For the fiscal year ended December 31, 2005, BioAccess had no revenues from sales.

BioSmartCard

BioSmartCard is a totally secure, biometrically locked Smartcard that allows only the rightful owner to access and use the card. Smartcards are credit-card sized cards with processing chips embedded into them. This technology is on the verge of revolutionizing remote transactions. Because the use of other cards rely on people interacting based on what they have, and what they know, i.e. a card and a PIN, the technology remains almost as flawed as regular credit card systems.

People lose cards. They lose them through theft, by accident, or even by hiding them “too well”. Moreover, if they do manage to keep the card, they invariably forget the PIN. BioSmartCards allow users to rely instead on who they are, which is something that cannot be lost, forgotten or copied.

BioSmartCards rely on the unique characteristics of a person's fingerprint. To register, the owner's fingerprint is digitally embedded into the card. When the owner needs to use the card, instead of entering a PIN he/she simply presses a finger onto a scanner. The fingerprint is scanned and compared with that embedded in the card. If the scanned fingerprint does not match the embedded fingerprint in the card, the card remains un-usable. If they match, the bona fide ownership is established beyond doubt, thus eliminating fraud, rendering stolen or lost cards useless and protecting the vital information belonging to the owner.

Without the rightful owner's body being present, the information remains hidden and totally secure. Only the correct fingerprint can unlock the BioSmartCard. For the fiscal year ended December 31, 2005, we had not generated any revenues from sales of the BioSmartCard because the product is not sold separately, it is included in BioTools Professional.

BioRegister

The BioRegister system quickly, easily, and securely registers and administers all necessary group information.

The system has the following features: Track and store up-to-date information on all group members, no false identities or membership frauds, add or restrict members instantly from anywhere in the world, no lost or stolen Personal Identification Numbers, cards or ID’s, remote updating and management of entire database, manages groups of all sizes. For the fiscal year ended December 31, 2005, we had no revenues from sales of the BioRegister.

BioRollCall

BioRollCall is designed for monitoring the movements of your employees. The software includes a built in Export module. BioRollCall is a Time & Attendance solution that uses fingerprint biometrics for authentication. It is very easy to use and intuitive and can be used for church, school or club attendance tracking. Records are stored in a standard Microsoft Access database for ease of use. BioRollCall is ideal for small to medium installations requiring a roll-call function only. For the fiscal year ended December 31, 2005, we had no revenues from sales of the BioRollCall.

BioCareTrack

BioCareTrack was specifically developed for the home healthcare market and allows providers to verify health care visits, track treatments and eliminate fraud. The system functions as described below, however, it can easily be modified to accommodate specific procedures and work flows. The system is entirely automatic and only requires the caregiver to enter a code and touch the sensor, once the patient touches the sensor confirming that care was given, the transaction is completed.

According to the National Association of Home Health Care, there were over 7.6 million Americans requiring home healthcare in 2005. This is a large market and growing larger each day as the baby boomer generation grows older. On September 13, 2005, Sequiam Biometrics, Inc. signed an exclusive distribution agreement with Kelimo Incorporated for BioCareTrack. Production of the BioCareTrack is expected in April 2006.

BioMail

BioMail’s combination of fingerprint biometric security and encryption brings you secure email management. With BioMail, no one gets to see your private communication. BioMail works by sending your fingerprint template to your intended confidential correspondent as a standard email attachment in Outlook. This template is stored in his/her address book under your contact details. Whenever he/she wants to send you a confidential email, the contents are encrypted automatically when she adds your name to the “To” field at the top of the email and by clicking on the encrypt icon.

In transit and on arrival, the documents remain encrypted until your fingerprint is read on a biometric fingerprint scanner. This means that no one other than the intended recipient can open, view, or copy the document. For the fiscal year ended December 31, 2005, we had no revenues from sales of BioMail.

USB Fingerprint Sensor

The USB Fingerprint Sensor products are designed to provide security access for PC’s and servers with full integration into Windows, Macintosh and Linux login services. The system is also designed to provide logins for applications that do not utilize login services provided by the operating system. This will allow a great many applications to be  compatible with the security offered by the devices.

The devices will be offered with two fingerprint sensors, one from Tacoma and a version from Fujitsu Microelectronics America (FMA). These devices will be fully supported by our SDK development kits, BioTools, BioTools Pro and BioWeb, allowing the ability for software developers to develop robust applications using these fingerprint devices. For the fiscal year ended December 31, 2005, we had no revenues from the sale of the USB Fingerprint Sensor. Production on these devices is expected in April 2006.

C.	Fingerprint Detection Technologies, Inc.

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

We acquired the BritePrint technology from the Westinghouse Savannah River Company under the terms of a license agreement. Westinghouse Savannah River Company is recognized as a world-class center of excellence for the development and application of unique and innovative science and technology solutions. Westinghouse Savannah River Company is the applied research and development laboratory for the U.S. Department of Energy. The inventor of the BritePrint technology is Eliel Villa-Aleman. For the fiscal year ended December 31, 2005, we had no revenues from sales of the BritePrint and are currently looking to license this product. On March 8, 2005 Westinghouse Savannah River Company was granted patent number 6,685,285 B1 for the BritePrint technology.

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

We have focused on refining the IRP and IRPlicator software products, including the development of an internet-only enabled version that does not require an on-site server installation. We have also focused on integrating Sequiam DMS into the IRP products by incorporating both software programs into one product working together. We have done this by integrating the document management aspects of Sequiam DMS into the unique print capabilities of our IRP products. Additionally, we have allowed Danka Corporation to extensively test the product and we have expended additional effort to incorporate certain changes suggested by them. We are now in discussions with an independent print software marketing firm to license both products to them on an exclusive basis. We prefer to sell the sales and marketing rights to this product to a third party so that we may focus all of our resources on the development and sales of our biometric products.

For the fiscal year ended December 31, 2005, we had not received any revenue from the sale of IRP or IRPlicator as we discontinued outright sales of the product in favor of service fees earned from online delivery of the product. We did receive $5,200 for the continued maintenance of products sold to our existing IRP and IRPlicator customers in prior years. For the fiscal year ended December 31, 2005, we had revenues from user fees of $64,200 from our web based IRP products delivered on line.

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

Book It, ROVER! allows organizations to turn their “billboard” website into an open ticket window, offering a revenue source not available in the past, while providing members a tool to increase sales without giving up control of their inventory or diluting their price structure. Book it, ROVER! allows one-stop shopping and immediate buying opportunities for interested visitors right from the existing website. For the fiscal year ended December 31, 2005, we had no revenues from Book It, ROVER!.

We are expending no additional resources on this product at this time nor do we plan to in the foreseeable future as we are focusing all of our resources on the development and sales of our biometric products.

Access Orlando

We provide web-hosting services to more than 90 customers in the Central Florida area using the Access Orlando trade name at www.ao.net. For the fiscal year ended December 31, 2005, we had revenues of $34,779 from our web-hosting services. We continue to support this product as we require a Network Operations Center (“NOC”) to support our on-line hosted products including IRP, IRPlicator, and various of the Biometric software products.

Sequiam Software

We also provide high-end web development and custom software and database development to medium-sized businesses, local governments and non-profit organizations under the Sequiam Software brand name. Currently, our custom software is focused on information management. For the fiscal year ended December 31, 2005, we had revenues of $240,433 from our custom software and web development services. After September 30, 2005 we ceased offering such services so that we could focus on Biometrics.

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

In connection with our contract, we implemented the worldwide database for the official website of the Community of Olympic Athletes. Under the terms of our contract with the World Olympians Association, we developed the Extranet at our own cost and expense, and will receive 35% of all sponsorship revenues in addition to 35% of any merchandising sales prices less fixed costs.

The World Olympians Association has not been effective at generating any revenue. As a result, we have not derived any revenue from our relationship with the World Olympians Association. Regardless, we continue to provide email services for the electronic newsletters, “Olympian Insight,” a weekly electronic publication sent to Olympic athletes and “Olympian Roundup,” a monthly electronic publication sent to Olympic athletes, because we believe that our association with the Olympics will be beneficial to future business and we believe in the Olympic ideals. In addition, we believe our relationship with the World Olympians Association will generate new business for us and the cost of our continuing support is nominal compared to the goodwill that it generates.

C.	Sequiam Education, Inc.

Extended Classroom

Sequiam Education, Inc. is focused on the Extended Classroom educational product. The Extended Classroom is a series of 300 internet-based educational supplement videos for grades 1-12 students and their parents. Written and delivered by full-time teachers, these Lesson Concept Summaries cover language arts, math, science and social studies. Furthermore, the Extended Classroom is designed to meet curriculum standards and correspond to homework assignments. The videos average two minutes in length, and include test preparation tools and quizzes that help parents and teachers assess students’ progress and achievement levels. These results are accessed via a unique data retrieval system. The Lesson Concept Summaries are delivered via the Internet, and are available on a compact disc form for homes without broadband access. The videos are digitally mastered and also available for television broadcast. For the fiscal year ended December 31, 2005, we had no revenues from the sale of the Extended Classroom.

We are expending no additional resources on this product at this time nor do we plan to in the foreseeable future as we are focusing all of our resources on the development and sales of our biometric products.

Market for our Products and Services

We have had no significant sales from our primary products during 2005 as much of the year was spent acquiring, redeveloping and preparing our products for sale. Sales and marketing efforts began in the fourth quarter of 2004. Sales for most of 2005 were derived from secondary services such as our Internet Service Provider, web development and custom software development. We did sell one-time web development and custom software development services to various customers during 2005, for total sales of $240,433. For the fiscal year ended December 31, 2005, the BioVault™ generated sales of $19,854. This is attributable to our marketing efforts with the National Rifle Association. These sales totals were far less than expected in spite of very favorable feedback from the National Rifle Association email campaigns conducted during 2004. We believe that the high retail price of the BioVault™ was an impediment to its sales. As a result we have changed our marketing strategy regarding the BioVault™. We also redesigned and reduced the cost of the original BioVault™ and we have re-introduced it as the BioVault 2.0. The NRA has agreed to actively market the product through its firearms instruction program.

For the fiscal year ended December 31, 2005, we had sales of $68,500 from our redesigned IRP products available over the Internet on a transaction fee basis. We also entered into reseller agreements with Danka Office Imaging Company and IKON Office Products for our IRP products.

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

Distribution of our Products and Services

Our products and services are just now coming to market after a lengthy development period and, to date, have been sold directly by us and, prior to its acquisition, W.M.W. Communications, Inc. We intend to sell our IRP and IRPlicator products to an independent print software-marketing firm. We are making no further attempts to sell Book It Rover or Extended Classroom as we plan to focus all of our efforts on our Biometrics products. We intend to sell our biometric products through “Value Added Resellers,” distributors and marketing alliances and through our own direct sales efforts. We will also license our technology to manufacturers who wish to incorporate biometric technologies into the products they make as we did with Black and Decker’s subsidiary: Kwikset Corporation. On September 13, 2005, we entered into a five-year, Exclusive Co-operative Development and Supply Agreement with Kwikset Corporation. The purpose of this agreement is to establish the business relationship between Kwikset and us in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

Value Added Resellers. We plan to form additional relationships with Value Added Resellers that are software companies and print equipment manufacturers and distributors. Under a typical agreement, the Value Added Reseller will sell our software products in conjunction with their own products.  In some instances, a Value Added Reseller might convert our products to their own private-label.  Hectrix Limited has private labeled our software BioTime, Biometric Time and Attendance software. The re-branded edition was delivered to them to their specifications on November 29, 2005 and sales commenced in January 2006. BioTime was redesigned to interface with the ActaTek line of wall hang biometric time and attendance hardware. The ActaTek device won the 2004 Biometritech product of the year in 2004. This edition of BioTime is a new product and has generated no revenue at this time. Hectrix Limited will bundle BioTime “trial editions” with about 80% of all their hardware sold in North America.

Distributors. We plan to form relationships with distributors that have experience selling technology products in geographic areas where we do not have a physical presence. We currently have one distributor, BioMet Access Company, LLC in Missouri, that markets and sells biometric products, including the BioVault 2™, through a network of approximately 240 dealers, partners and consultants. BioMet is committed to selling our entire biometric product line and have included them in their 2006 product catalog. We intend to grant our distributors a non-exclusive license to sell certain of our software products in these geographic areas. We will also permit the distributor to grant sublicenses to use our software products.  The distributor will earn revenue from the sublicenses it grants. As of March 14, 2006, we have recognized $2,852 of revenue from BioMet Access Company, LLC for sales of the BioVault™. BioMet has provided us with a purchase order for 1,000 BioVault 2 units in 2006.

We have an agreement with the National Rifle Association to help distribute the BioVault™. The National Rifle Association acts only as a sales agent and will not purchase any of our products directly. The original BioVault™ price points were too high for the National Rifle Association to commit to selling the BioVault™ to the desired degree. BioVault 2™ includes a 52% reduction in the cost to manufacture the product. This allows us to set the MSRP of the BioVault 2™ to the level desired by the National Rifle Association. Shipments of the BioVault 2™ will commence in April 2006. Currently we are selling the remaining inventory of original BioVaults. The National Rifle Association will offer our BioVault 2™ in its online store and catalog and maintain the estimate that via the new price points we will be able to sell approximately 50,000 units over the twelve months following the second quarter 2006. For the fiscal year ended December 31, 2005, we had little revenue from this relationship because the National Rifle Association had not completed or commenced its overall marketing plan. The National Rifle Association expects to accelerate its marketing efforts in 2006 when we introduce a new version of the BioVault which will be redesigned to their specifications.

We are currently in negotiations with five other distributors to carry our lines of products. We believe that these distributors should be in place via agreements by the end of the second quarter of 2006.

Alliance Partners. Our “Alliance Partners” will be companies that partner with us on hardware and software. We will not maintain a formal financial relationship with our Alliance Partners nor will our Alliance Partners receive fees in exchange for recommending our products. In return for these referrals, we will, if the occasion arises, refer management consulting services to our Alliance Partners. Analog Devices, an Alliance Partner, has included us in its press and marketing endeavors that include articles in EE Times and other publications. Another alliance partner is Authentec who provided millions of fingerprint sensor devices in 2005. Authentec is recommending us as a premier provider of biometric hardware and technology to facilitate their customers needs for advanced biometric hardware designs that include the Authentec biometric sensor. We are actively pursuing other Fortune 500 alliance partners. For the fiscal year ended December 31, 2005, we had not received significant revenue from our Alliance Partners, but we have contracts and commitments from two state universities and school systems as a result of their referrals.

Competition

Biometric Industry

Each of the following biometric companies generally has a biometric product or service that they market into a specific field or to a specific customer. Our market method is to sell or license our technology to other biometric companies. We believe that our major competitors for our biometrics products include, but are not limited to, the following companies:

Sagem Morpho - Sagem Morpho is the largest competitor in the biometric field. Currently Sagem has over 38,000 employees and market a diverse range of biometric products directly to the government security market and to integrators and developers that serve that market. One of their primary products is called the MorphoTouch - a hand-held device that can read fingerprints, smart cards, bar codes and more.

Our hardware products are expected to have a vastly superior price/performance ratio over Sagem Morpho. The current product is called the OEM 2 that competes with the MorphoTouch. OEM 2 has generally all the capabilities of the MorphoTouch and unlike the MorphoTouch can be integrated in a wide variety of biometric products.

Digital Persona, Authentec, Secugen - These companies are all fingerprint sensor manufacturers who market integration of their biometric technologies to electronics groups. They actively foster development of products that contain their sensor hardware. Their competitive products include their software development kits and reference designs. For example, Authentec markets both software development kits and embedded software development kits.

Neurotechnologija - this company develops matching systems for numerous sensor manufacturers. Their products allow customers to add biometric capability to any software application. The application they most commonly sell is called VeriFinger. They also sell an embedded development kit called FingerCell that gives embedded devices fingerprint stand-alone matching capability.

Sequiam Biometrics development kits are very similar to VeriFinger and FingerCell but have a price point about 40% lower, support twice as many devices and are judged by many easier to use and implement. The market segment this product line is engaged in is large at about 5.5 million devices per year and increasing significantly each year.

BioVault™. The single competitor for the BioVault™ is 9g Products’ flagship product, the INPRINT™. Using fingerprint technology, the INPRINT™ securely stores jewelry, handguns, valuables, important documents, medications, and personal information and is similar in purpose and operation to the BioVault™. INPRINT™ is less expensive than the BioVault™ and, in our opinion is also less well constructed and a less substantial product in general. The INPRINT™ is constructed of aluminum, while the BioVault™ uses all steel construction. 9g Products Inc. was founded in 2002 and its only product is the INPRINT™.

BritePrint. SceneScope, first marketed by SPEX in 1997, has been sold to dozens of U.S. law enforcement agencies at all levels. It has been sold worldwide to most national police agencies. The SceneScope Imager uses intensified ultra violet reflectance instead of fluorescence as in Forensic Light Sources. The System can detect fingerprints on most non-porous surfaces prior to any treatment or after a cyanoacrylate (Superglue) fuming. Fuming is required when preliminary examination yields no results. The most direct competitor is Blue Lightning Head Lamp offering by Lightning Powder Company, Inc., a subsidiary of Armor Holdings, Inc. This blue LED head lamp provides hands-free lighting for crime scene processing using fluorescent powders like Redwop®. This head lamp has settings for white light only, blue light only, or full power white and blue light. The blue LED’s emit light in the 470nm range.

Our patented BritePrint technology is a light-emitting, diode-based, headband-mounted, light source developed to enhance the detection of dusted latent fingerprints. The BritePrint system offers the potential of a low-cost, hands-free device to be used during the investigative process. This technology, when used in conjunction with traditional dust detection methods, reveals otherwise invisible fingerprints, footprints, and other latent markings at crime scenes and may save valuable time in the investigative process and is less expensive than competing methods.

Advantages of the BritePrint technology over competing methods are as follows:

•	Enables advanced real-time field detection and analysis

•	Light-emitting diode technology for brighter illumination

•	Cost effective

•	Self-powered and easily portable

•	Hands-free operation

Sequiam IRP and IRPlicator. We are unaware of competitors whose products perform all of the functions performed by our software products.  We compete in the market for integrated document management and Internet remote print software with numerous other software companies whose products are used to image, print and manage documents. Our management believes that our products are competitive due to features such as ease of deployment, low overhead and administration, ease of use, integrated application suite, and appeal to broad user requirements.

Access Orlando. We are not concerned with competition for our managed hosting services and Internet access services. Competitors in Orlando are largely small to mid-sized (6 to 20 staff) companies including: Sales & Marketing Technologies, Xenedev Development Services, Web-Solvers, Digital Planet, Bridgemore Technologies and Atlantic.net. We do not plan to grow this product offering as we do not consider it part of our core business. We use these revenues to offset our own web hosting and Internet access costs for internal use, and in support of IRP, IRPlicator and our biometric products that are delivered over the web.

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

Our Customers

Safety and Security

Most of the customers for our biometric products are in South Africa and are new or existing customers of our wholly owned subsidiary Biometric Security (PTY) Ltd. The customers in South Africa include Ford Motor Company, South Africa; Wimpy, South Africa; Pick 'n Pay, South Africa; Receiver of Revenue, Cape Town, South Africa; Provincial Administration, Western Cape, South Africa; Santam; Royal Dutch Shell; South African Police; Free State; South Africa Hewlett Packard and others. In the US, we are starting to market the products of our South African company as well as our own technology.

On September 13, 2005, we entered into a five-year, Exclusive Co-Operative Development and Supply Agreement with Kwikset Corporation. The purpose of this agreement is to establish the business relationship between Kwikset and us in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

Information Management

We provide Internet access and web-hosting services for over 700 customers.  In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a year or more after that order.  The additional orders typically have been either custom programming projects or the purchase of new products as these become available.  No single customer accounted for more than 10% of our revenues during 2005.

Intellectual Property

Our patent pending for “BioVault™” was recently denied. We have resubmitted our patent application with the United States Patent Office. We have not sought patent protection for any of our software products due to the length of the patent application procedure and the necessity to continually develop and improve our software products. We feel the risk of loss due to piracy is somewhat mitigated because our software is only offered as an application service provider via the Internet. We plan to register our intellectual property whose patentability time bar has expired as prior art with the Software Patent Institute database to prevent anyone else from patenting such intellectual property. United States Patent No. 6,865,285 B1 relating to “BritePrint” was issued on March 8, 2005 and expires March 8, 2025. We do not anticipate that we will file any additional patents on our existing biometric products at this time. We have registered “Sequiam”, “IRP”, “Book It, ROVER!”, “Smart Biometrics”, “BioVault” and “QuestPrint” (as trademarks) with the U.S. Patent and Trademark Office.

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

Research and Development Activities

Sequiam Biometrics, Inc. and Constellation Biometrics Corporation. We acquired both the “BioVault™” and “BritePrint” technology. Accordingly, we had no significant research and development costs associated with these products other than normal adaptations for alternate uses of the biometrics. Research and development costs for these products were not significant during 2005 and we do not expect research and development costs for these products to be significant during the foreseeable future. We have discontinued the BioVault™ in favor of the BioVault™ 2.0. We are more focused on licensing BritePrint product to companies who manufacture and sell products that will employ our technologies.

As of December 31, 2005, we capitalized $174,130 in product development costs related to the redesign of the BioVault 2.0, development of the BioLock and OEM Kits 1 and 2.

Our Employees

As of December 31, 2005, we employed 13 full-time employees in the United States and 6 in South Africa for a total of 19. Three of these employees worked in sales and marketing; 13 worked in product development and support; and three provided general administrative services. No employees are represented by a labor union, and we consider our relations with employees to be good.

Dependence on Key Management Personnel

We believe that our continued success depends to a significant extent upon the efforts and abilities of its senior management. In particular, the loss of Nicholas H. VandenBrekel, our President and Chief Executive Officer, Mark L. Mroczkowski, our Senior Vice President and Chief Financial Officer, Alan McGinn, our Chief Technology Officer, or Kevin Henderson, President of Sequiam Biometrics, Inc. could have a material adverse effect on our business. We have employment contracts with each of these officers, which are more fully described under the heading “Management.”

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

The lease is for 24,085 square feet and is effective July 1, 2004 for a period of seventy-two (72) months beginning July 1, 2004 and ending on June 30, 2010. The note payable was fixed at $1,600,000 together with interest thereon at a simple interest rate equal to six percent (6%) per annum. Commencing on August 1, 2004 and continuing on the first (1st) day of each month thereafter through and including June 1, 2010, we are scheduled to pay to Lender payments consisting of principal and interest in the amount of $26,517 per month. Payments on the note commenced July 1, 2004 and continue through June 1, 2010.

On May 17, 2005, EastGroup Properties, LP agreed to an additional six (6) month deferment of the Company’s Promissory Note payments until December 1, 2005, contingent upon the payment of April and May 2005, and that all rental payments between now and December 2005 are kept current. EastGroup Properties, LP also agreed to extend the Note by twelve (12) months to represent the twelve (12) total deferred payments from December 2004 to November 2005.

We also lease approximately 2,100 square feet of office space in Bellville, South Africa. This space is used as an office for our South African operations. Rent is approximately $1,100 per month and the lease expires October 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

Sequiam Sports, Inc. (formerly known as Brekel Group, Inc.) entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Sequiam Sports, Inc. also entered into a Document Services Agreement with Xerox Corporation on November 1, 1999, commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Sequiam Sports, Inc. may terminate the agreement without incurring any early termination charges. Sequiam Sports, Inc. gave proper notice of such termination in March 2001. On September 3, 2002, Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County, State of Florida. The amount in controversy is $1,573,669. We dispute these claims and believe them to be without merit.

On December 21, 2004, we entered into a Letter Agreement with Chapman Spira & Carson, LLC, pursuant to which Chapman agreed to provide us with various consulting, investment banking and business development services.  On or about September 28, 2005, Chapman filed a complaint in United States District Court for the Southern District of New York, asserting claims for breach of contract and unjust enrichment.  Chapman alleges that, notwithstanding its purported provision of services under the Letter Agreement between it and us, we failed to properly compensate Chapman for those services.   We claim that none of those services were actually provided by Chapman.  Chapman is seeking compensatory damages of $1,019,060, costs, including attorney's fees, 500,000 shares of common stock and a warrant to purchase 6,195,000 shares of stock at $0.26 per share.  We believe that Chapman's claims are without merit and intend to vigorously defend ourselves against these allegations.

No other material legal proceedings are currently pending or threatened against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meting of the shareholders of the Company was held in Orlando, Florida on December 16, 2005 for the purpose of electing directors of the Company. At the meeting, Nicholas H. VandenBrekel, Mark L. Mroczkowski and James C. Stanley were elected directors of the Company with 40,511,269 votes for and no votes against their election.

The Company submitted for shareholder approval an amendment to the Company's Articles of Incorporation to increase the authorized common stock from 100,000,000 shares to 200,000,000 shares. On December 5, 2005, the measure was approved by the written consent of the shareholders. The shareholders that executed the written consent held 32,703,891 shares of the Company's common stock, which equaled approximately 51% of the total outstanding shares of the Company as of December 5, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 14, 2006, there were approximately 1086 holders of record of our common stock and 64,458,321 shares outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends on our common stock in the foreseeable future. The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board, by quarter, during each of our last two fiscal years ended December 31, 2005 and 2004. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from the OTC Bulletin Board, for the respective periods.

	Market Prices
Quarter	2005		2004
	High	Low	High	Low
First quarter	$0.30	$0.12	$0.85	$0.30
Second quarter	0.29	0.06	0.74	0.27
Third quarter	0.77	0.06	0.54	0.22
Fourth quarter	0.53	0.23	0.44	0.23

The high and low bid prices for shares of our common stock on March 14, 2006, were $0.32 and $0.31, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. For information concerning principal shareholders, see “Security Ownership of Certain Beneficial Owners and Management.”

On May 24, 2004, we were formally listed on the Frankfurt Stock Exchange under the symbol RSQ. The high and low bid prices for shares of our common stock on March 14, 2006, were €0.27 and €0.26, respectively, based upon bids that represent prices quoted on the Frankfurt Stock Exchange. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Dividend Policy

While there are no restrictions on the payment of dividends, we have not declared or paid any cash or other dividends on shares of our common stock in the last two years, and we presently have no intention of paying any cash dividends on shares of our common stock in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends on shares of our common stock will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

Recent Sales of Unregistered Securities

All unregistered sales of our equity securities during fiscal 2005 were previously reported in our prior quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. Management's discussion and analysis is divided into subsections entitled “Forward Looking Statements,” “Introduction,” “Results of Operations,” “Liquidity and Capital Resources,” “Critical Accounting Policies,” “Off-Balance Sheet Arrangements” and “Risk Factors.” Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2005 compares with prior years.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for Fiscal 2005 compared to Fiscal 2004; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this 10-KSB.

We are a biometric technology company specializing in biological identification security systems and web-based application services. Our business is divided into two operating segments: (a) Safety and Security; and (b) Information Management.

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, retinal scanning, voice recognition, face recognition and signature analysis. Biometric technology has been used for decades in government and law enforcement applications. Until recently, these systems were too expensive to manufacture to make retail marketing realistic. However, due to the development of more advanced computers and software applications, we believe that biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, we believe that, as biometric technology becomes more familiar, that its use in safety and security applications will grow.

There are many alternatives in the biometrics industry that include, but are not limited to, fingerprint recognition, facial recognition, voice recognition, palm recognition, iris scanning and retinal scanning. Many providers have used these different methods in different applications. We believe that, although the biometric industry is in its infancy, biometric technology is a rapidly maturing science. Presently, although many companies have entered the biometric detection and application industry, many companies have failed to create a marketable product.

We believe that fingerprint identification is more effective at authenticating a person's identity than current processes. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification, and as a result, we believe that the use of biometrics for access control is becoming widely accepted in the marketplace.

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our software products; (ii) consulting, custom software services and web development services; (iii) maintenance agreements in connection with the sale and licensing of software products; (iv) Internet access and web hosting services; and (v) the sale and licensing of our biometric products. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Sales of biometrics products are recognized upon delivery and completion of the sale.

The following table shows the proportion of total revenues by segment in each of the last two fiscal years ended December 31, 2005.

Period	Safety and Security	Information Management

Fiscal year ended December 31, 2004	$99,765	$165,729

Fiscal year ended December 31, 2005	$239,779	$386,141

Results of Operations

Fiscal 2005 compared to Fiscal 2004. Unless otherwise noted, references to 2005 represent the year ended December 31, 2005 and references to 2004 represent the year ended December 31, 2004.

The following table sets forth information regarding our financial results for 2005 and 2004.

	2005 Amount	2004 Amount
Revenue	$625,920	$265,494
Costs of services and product sales	$904,655	$1,173,354
Selling, general and administrative	$3,119,022	$3,230,937
Interest expense	$1,732,444	$1,349,836
Net loss	$(5,430,660)	$(5,847,017)

Revenues

Total revenue increased by $360,426 or 136% to $625,920 for the year ended December 31, 2005, from $265,494 for the year ended December 31, 2004.

One reason for this increase was because we completed certain web development, custom software development and engineering services engagements during 2005. Software and license fee revenues were unchanged at $-0- for both 2005 and 2004. Revenues from consulting, custom software services, web development services and Internet access and web-hosting services totaled $386,141 in 2005 and $129,529 in 2004, an increase of $256,612 or 198%. Revenues from the maintenance of our existing IRP customers were $4,300 in 2005 compared to $36,200 in 2004. During 2004 and 2003 we re-developed IRP and IRPlicator from server based products into an ASP model for use over the Internet and for marketing purposes we renamed the products PrintIt 123! And SscanIt! 123, respectively. We began generating revenues from the sale of our IRP suite of software products in the second quarter of 2004 and recorded $64,200 in ASP service fees in 2005 compared to none in 2004.

The increase in 2005 revenue was also due to an increase in sales of biometric security products. Included in biometric security product sales for the first time in 2005 are the sales from Constellation Biometrics Corporation, which we acquired during 2005. Constellation’s 2005 sales were $154,661. Sales of BioVault during 2005 were $19,854 compared to $62,265 during 2004.

During 2004 and 2003, we spent most of our time acquiring and redeveloping our products. Sales and marketing efforts did not commence until the third quarter of 2004. We believe that the high cost of the BioVault™ was an impediment to its sales and so we discontinued that product after selling the last of the inventory in the second quarter 2005. As a result, we developed a less expensive version 2.0 of the BioVault. The BioVault 2.0 is out of design and is now in the molding and casting process. We expect to begin selling BioVault 2.0 in the second quarter of 2006. In addition to our own sales efforts we are looking for other companies in the industry to whom we can license the product. Additionally we are seeking to license our PrintIt123 product line (formerly IRP), ScanIt123 (formerly IRPlicator) and we expect to complete a transaction in 2006.

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

As a result of these recent developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will continue to increase in during 2006 as we refocus our efforts on our biometric products.

Operating Expenses

Cost of services decreased by $386,057 (40%), from $957,741 for the year ended December 31, 2004 to $571,684 for the year ended December 31, 2005. Actual expenditures to deliver the cost of services decreased $196,707 (42%) from $473,753 in 2004 to $277,046 in 2005, largely due to staff reduction and related personnel costs. Depreciation and amortization included in cost of services decreased $189,350 (39%) from $483,988 in 2004 to $294,638 in 2005 due primarily to an increase in the allocation to Cost of product sales and to Corporate.

Cost of product sales increased $117,358 (54%) from $215,613 in 2004 to $332,971 in 2005 due to the increase sales of product as a result of the acquisition of Constellation Biometrics Corporation during 2005 and due to an increase in depreciation and amortization allocated to Cost of product sales.

Selling, general and administrative expenses decreased $111,915 (3%) from $3,230,937 in 2004 to $3,119,022 in 2005. The decrease was caused by a decrease in Corporate expenses and expenses incurred by our Information Management segment consisting of recurring selling and overhead expenses such as salaries and benefits for administrative and marketing personnel, professional services (such as accounting fees, public relations and consulting fees) and corporate travel expenses. This decrease was partially offset by increases in expenses in our Safety and Security segment resulting from an increase in focus on this segment and the acquisition of Constellation Biometrics Corporation during 2005.

Our total payroll included in Selling, General and Administrative expenses increased $355,963 (29%) from $1,237,878 in 2004 to $1,593,841 in 2005. This increase was due to: (a) the hiring of additional employees in our Safety and Security segment during 2005, (b) the addition during 2005 of employees resulting from the acquisition of Constellation Biometrics Corporation and one time severance payments made to certain employees during 2005. The increase was partially offset by a decrease in Information Management payroll that resulted from the change in the Company’s focus to the Safety and Security segment and a decrease in overall payroll resulting from a reduction in the number of our employees.

The Company currently operates without directors’ and officers’ insurance and is at risk for those types of losses.

Losses on Impairments of Equipment Held for Sale, Intangible Assets and Capitalized Software; Loss on Debt Settlement and Gain on Extinguishment of Debt

The Company recognized a loss on impairment of equipment held for sale of $40,706 during 2004. The equipment was written down to its estimated liquidation value based on available information.

The Company recognized a loss on impairment of intangible assets of $260,069 in 2005 and $206,082 in 2004. The 2005 impairment resulted from the write-off of $154,469 which represented the remaining net book value of the intellectual property recorded as a result of the 2003 acquisition of Fingerprint Detection Technologies, Inc. and the write-off of $105,600 which represented the remaining net book value of the capitalized software development costs for the Company’s IRP product The 2004 impairment resulted from the write-off of $81,687 which represented the remaining net book value of the capitalized software development costs for the Company’s document management software product and the write-off of $124,395 which represented the remaining net book value of the intellectual property recorded as a result of the 2003 acquisition of Telepartners, Inc.

The Company recognized a loss on impairment of goodwill of $79,188 during 2005. This loss represented the goodwill recorded as a result of the 2005 acquisition of Constellation Biometrics Corporation.

During 2005, the Company recognized a net gain on extinguishment of debt of $38,428. One component of the net gain was the write-off of accounts payable of $315,428 that consisted primarily of liabilities assumed as a result of the 2002 acquisition of BrekelGroup, Inc. This gain was partially offset by the fair value of a warrant issued during 2005, in connection with the repayment of long-term debt, that is exercisable into 1,500,000 shares of the Company’s common stock. The fair value of the warrant was determined to be $277,000.

Interest Expense

Interest expense was $1,732,444 in 2005 and $1,349,836 in 2004, an increase of $382,608 (28%). The increase in interest expense during 2005 was due to an increase in the total outstanding debt at December 31, 2005 as compared to December 31, 2004, the write-off of $184,641 of unamortized loan costs related to a loan that was repaid in full during 2005 and an increase of $110,680 in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and the beneficial conversion feature of convertible notes and mandatorily redeemable preferred stock.

Net Losses

We incurred net losses of $5,430,660 and $5,847,017 for the years ended December 31, 2005 and 2004, respectively, a decrease of $416,357 (7%). The decrease was due primarily to a $629,125  improvement in revenues and cost of revenues and a $111,915 decrease in selling, general and administrative expenses, partially offset by a $335,766 increase in interest expense. We expect to incur additional net losses through the first quarter of 2006 as we continue to get our biometrics products into production. We expect our cash flow to improve beginning in the second quarter of 2006 using proceeds from the sales of our products. The Company currently estimates monthly sales of approximately $250,000 are required to provide a positive cash flow.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for selling, general and administrative expenses.  Our principal source of liquidity has historically been from financing activities. As of the date of this Report, we believe that cash provided by our operating and financing activities should provide adequate resources to satisfy our working capital, liquidity and anticipated capital expenditure requirements for approximately the next two to three months. As a result, we now need to obtain additional financing to continue our operations. We have engaged investment bankers to raise additional capital, and we expect to secure such additional capital in a timely manner.

Operating Activities

Net cash used for operating activities was $1,904,540 for the year ended December 31, 2005, as a result of the: (a) net loss during the period of $5,430,660, (b) non-cash expenses and net gains and losses of $3,304,714, (c) increases in receivables of $124,913 and inventory of $78,531 and (d) a decrease in accounts payable of $173,196, which were partially offset by a decrease in prepaid expenses of $81,041 and increases in accrued expenses of $344,783 and accrued shareholders salaries of $190,000.

Investing and Financing Activities

Net cash used for investing activities was $151,819 for the year ended December 31, 2005, consisting primarily of purchases of equipment of $50,129 and product development costs of $132,127 partially offset by cash acquired through the acquisition of Constellation Biometrics Corporation of $29,142.

Net cash provided by financing activities was $2,822,556 for the year ended December 31, 2005. Proceeds from sales of common stock and exercise of warrants accounted for $466,619, proceeds from the sales of preferred stock were $1,575,000, proceeds from long-term debt were $2,100,000 and proceeds from shareholder loans were $290,800. These amounts were partially offset by the payment of loan costs of $208,625, repayment of notes payable of $265,135, repayment of long-term debt of $1,110,000 and payment of shareholder loans of $26,103.

Current liabilities of $3,961,227 exceed current assets of $1,022,620 by $2,938,607. Of that amount, $2,013,440 is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands on its working capital. They expect payment from future cash flows or equity capital infusions.

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

In April 2004, we entered into a $1.6 million not payable agreement with EastGroup Properties, LP (“EastGroup”). The $1.6 million represented $893,112 of deferred rent expense and $706,888 of tenant improvements. Beginning August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we were scheduled to make payments consisting of principal and interest of $26,517. The note payable bears interest at six percent per annum. On May 17, 2005, EastGroup agreed to an additional six month deferment of our payments until December 1, 2005, contingent upon the payment of April and May 2005 prior to May 31 2005, and that all rental payments through December 2005 were kept current. EastGroup also agreed to extend the note payable by twelve months to represent the twelve total deferred payments from December 2004 to November 2005.

Rental expense for the years ended December 31, 2005 and 2004 was $210,161 and $137,903, respectively. At December 31, 2005, the current portion of the note payable balance is $233,016 and the long-term portion is $1,292,360. The new minimum future rentals required under the operating lease and the maturities of the long-term note payable are as follows:

Year	Rentals	Maturities
2006	$206,773	$233,016
2007	210,993	247,387
2008	215,319	262,646
2009	219,753	278,845
2010	110,999	296,044
Thereafter	-	207,438
	$963,837	$1,525,376

During the year ended December 31, 2005, we incurred a net loss of $5,430,660 and used $1,904,540 of cash in operating activities. As of December 31, 2005, we had an accumulated deficit of $17,879,518, total shareholders' deficit of $4,934,497, and negative working capital of $2,938,607.

During 2005 we sold shares of common stock in two separate private placements and closed a preferred stock transaction with seven institutional investors. As a result, during 2005 we received total proceeds of $109,297 and $1,575,000, respectively (described below). We also received $357,322 as a result of the exercise of 914,444 common stock warrants. We also received approximately $1.1 million as a result of closing a debt transaction (described below). The proceeds from these transactions was primarily used for selling, general and administrative expenses.

On May 18, 2005, we closed a debt transaction with Lee Harrison Corbin, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, pursuant to which the Trust consolidated $1.55 million in existing unsecured debt owed by us to the Trust and provided $2.1 million in additional financing for a total of $3,650,000.

The $3,650,000 promissory note issued to the Trust has a term of two years. Eight percent (8%) interest is payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments commence on May 10, 2006, at the rate of $75,000. The Trust’s promissory note is secured by all of our assets.

In connection with the loan: (a) the Trust delivered $1,000,000 of the above loan to Laurus Master Fund, Ltd., a Cayman Islands company in full settlement of an outstanding secured convertible term note issued to Laurus on April 27, 2004; and (b) we issued a warrant to Laurus exercisable into 1,500,000 shares of our common stock at an exercise price of $0.23 per share. In return for receiving the $1,000,000 and the warrant, Laurus, the Trust and we entered into that certain Assignment, Assumption and Release, dated as of May 18, 2005, pursuant to which, Laurus assigned all of its rights, liabilities and obligations under our original financing arrangement with Laurus, and all documents related thereto, to the Trust. In addition, Laurus released us from all liability whatsoever under our previous financing arrangement, and all documents related to that transaction, except for any terms which may survive the assignment.

In connection with the loan, the Trust received a warrant to purchase up to 6,000,000 shares of our common stock at prices ranging from $0.20 per share to $0.30 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. We also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the exercise of each of the warrants issued to the Trust and Laurus.

We received approximately $1.1 million in cash after payment to Laurus of $1,000,000 (described above). The remaining principal balance under our financing arrangement with Laurus after such payment was $818,182, which balance was converted into 5,454,547 shares of our common stock by Laurus at the reduced conversion rate of $0.15 per share, reduced in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended.

On November 30, 2005, we closed a preferred stock transaction with seven institutional investors, pursuant to which the Company issued 1,575 shares of its Series A preferred stock, par value $0.001 per share with a stated per share value of $1,000 for total proceeds of $1,575,000. We also issued to the Series A purchasers warrants exercisable into an aggregate of 7,500,000 shares of our common stock.

The Series A preferred stock is non-voting and entitles the Series A purchasers to receive a 9% cumulative dividend payable semiannually. The Series A preferred stock is convertible into 7,500,000 of our common shares at a fixed price of $0.21 per share. The Series A preferred stock contains anti-dilution provisions under which the number of shares issuable upon conversion of the Series A preferred stock and the conversion price will be adjusted upon the issuance of common stock or securities convertible into or exercisable for common stock at prices lower than the then effective exercise price of the Series A preferred stock, the occurrence of stock splits, stock distributions, and other corporate events.

On December 9, 2008, we must redeem all of the Series A preferred stock for a total amount equal to $1,575,000, accrued but unpaid dividends and all liquidated damages and other amounts due in respect of the Series A preferred stock.

In connection with the Series A transaction, the Series A purchasers received warrants to purchase up to an aggregate of 7,500,000 shares of our common stock at $0.33 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. We also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the conversion of the Series A preferred stock and exercise of the warrants. We paid a commission of $181,125 to our placement agent in connection with the Series A transaction and issued warrants to our placement agent exercisable into an aggregate of 2,250,000 shares.

We anticipate sales from our products increasing to a level during 2006 where they are sufficient enough to sustain our operations. Until that time, we need to secure additional financing.

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard No. 123 “Share-Based Payment” (SFAS 123R). SFAS 123R requires Companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first reporting period beginning after December 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Risk Factors

You should consider carefully the following risk factors before deciding whether to invest in our common stock. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE LIMITED OPERATING FUNDS, AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL TO OPERATE THE BUSINESS.

We have incurred net losses and negative cash flows from operations since our inception. Our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises doubt about our ability to continue as a going concern. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Although we are presently attempting to secure additional financing to continue our operations, there is no assurance additional capital will be available on acceptable terms, if at all.

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY INCUR SIGNIFICANT OPERATING LOSSES IN THE FUTURE.

We have incurred net losses each year since our inception. Our business has no record of profitability and it may never become profitable. As of December 31, 2005, we had an accumulated deficit of $17,879,518 and total stockholders deficit of $4,934,497. Our ability to obtain profitability on a quarterly or annual basis in the future depends in part on the rate of growth of our target markets, the acceptance of our products and services, the competitive position of our products and services, our ability to develop new products and our ability to manage expenses.

WE NEED TO OBTAIN ADDITIONAL FINANCING BECAUSE WE MAY NOT HAVE ADEQUATE FUNDING TO CONTINUE OPERATIONS.

Although we received a $3,650,000 term note from Lee Harrison Corbin, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, and $1,575,000 from the sale of the Series A preferred stock, the proceeds from the Trust and Series A transactions may not be adequate to support our operations while we build sales revenues from our products. As of the date of this Report, the proceeds from the Trust transaction have been completely exhausted and the proceeds from the Series A transaction should be sufficient to sustain our operations for approximately the next two to three months.

If we are unable to obtain the additional financing, our business prospects, operating results and financial condition may be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

SINCE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO ASSESS OUR BUSINESS AND FUTURE PROSPECTS.

We did not launch our Information Management segment until 2002 or our Safety and Security segment until 2003, and most of our operating subsidiaries were formed as a result of various acquisitions with development stage companies. As a consequence, we have a limited operating history available to evaluate our business and prospects. You should consider our prospects in light of the following risks, expenses and uncertainties, particularly those that rely, in part, on the technology market:

•	management of an expanding business in a rapidly changing market;

•	attracting new customers and maintaining customer satisfaction;

•	introducing new and enhanced services, products and alliances; and

•	maintaining profit margins, notwithstanding price competition or rising wholesale prices.

To address these risks we must successfully:

•	develop and extend relationships with manufacturers, distributors, alliance partners and value added resellers;

•	implement an evolving and unproven business model; and

•	manage growth, if any.

We have incurred net losses and negative cash flows from operations since our inception. We do not have sufficient funds to follow through on these initiatives and may find that these initiatives are more expensive than anticipated. As of December 31, 2005, we had an accumulated deficit of $17,879,518 and for the fiscal year ended December 31, 2005 we incurred a net loss of $5,430,660. Increases in expenses would further increase our operating losses. Moreover, the timing of such expenses can contribute to fluctuations in our quarterly operating results. If we cannot generate sufficient funds to successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE ARE DEPENDENT ON OUR INFORMATION MANAGEMENT SEGMENT’S PRODUCTS AND SERVICES, AND THE ABSENCE OF CONTINUED MARKET ACCEPTANCE OF THESE PRODUCTS OR SERVICES COULD HARM OUR BUSINESS.

We derive a substantial portion of our revenue from a limited number of our Information Management segment’s products and services. Although in 2006 we plan to focus solely on our Safety and Security segment which we believe will in 2006 and beyond provide increased revenues, we expect to derive a substantial portion of our revenue from our Information Management segment and related products and services for thefirst quarter of 2006. We are particularly dependent on our custom software, web development, web hosting services and consulting services. These services constituted a substantial portion of our total revenue in 2004 and 2005. Continued market acceptance of these products and services is critical to our future success. We expect that our Information Management segment will begin to make up less of our total revenues as we continue to market and develop our biometric products.

OUR BRAND MAY NOT ATTAIN SUFFICIENT RECOGNITION.

We believe that establishing, maintaining and enhancing our brand is a critical aspect of our efforts to develop and expand our operations. The number of Internet service providers and software developers that offer competing services, many of which already have well-established brands, increases the importance of establishing and maintaining brand name recognition. To attract and retain customers, and to promote and maintain our operations in response to competitive pressures, we may find it necessary to increase substantially our financial commitment to creating and maintaining a strong brand loyalty among customers. This will require significant expenditures on advertising and marketing. If we incur excessive expenses in an attempt to promote and maintain our products and services, our business prospects, operating results and financial condition would be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock. For example, although we have expended considerable time and energy in developing a relationship with the National Rifle Association to market and advertise the BioVault™, to date, we have not derived significant revenue from this relationship nor can we assure that we ever will.

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES COULD AFFECT OUR FINANCIAL RESULTS.

We earn revenues, pay expenses, own assets and incur liabilities in South Africa, which uses the South African Rand. In 2005, we derived approximately 25% of our net operating revenues from operations in South Africa. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the South African Rand will affect our net revenues, operating income and the value of balance sheet items denominated in the South African Rand. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies, especially the South African Rand, may adversely affect our future net revenues.

WE OPERATE A GLOBAL BUSINESS THAT EXPOSES US TO ADDITIONAL RISKS.

We operate in South Africa and a part of our revenue comes from international sales. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for biometric products; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

Our future results will depend in part on our success in implementing our acquisition strategy. This strategy is limited to effecting acquisitions of companies with complementary technology and supplier relationships. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely effect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with any acquisition, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND COMPETE WITH COMPANIES THAT HAVE SIGNIFICANTLY LARGER OPERATIONS AND GREATER FINANCIAL RESOURCES; WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST SUCH COMPANIES, WHICH COULD RESULT IN ADDITIONAL LOSSES.

We are subject to extensive competition from numerous competitors. We cannot assure you that we will be able to compete successfully or that competitive pressures will not damage our business.

Our competition includes:

•	internet service providers and developers; and

•	biometric companies such as 9g Products.

Many of our competitors are larger and have substantially greater financial, distribution and marketing resources. If we cannot compete successfully against such competitors, it will impair our ability to maintain our market position.

For example, the biometric technology industry is highly competitive and rapidly changing. Many companies are currently exploiting the benefits of fingerprint recognition technologies. As a result, competing biometric technology companies could develop products substantially similar or superior to the BioVault™, BritePrint or the BioLock. In addition, our Safety and Security segment could be adversely affected if other forms of biometric identification technologies (such as retinal, iris or face recognition) are utilized to develop superior products.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS AND SERVICES COULD BE HARMED.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on our retention of key employees, such as Nicholas H. VandenBrekel, our Chief Executive Officer, Mark L. Mroczkowski, our Chief Financial Officer, and Alan McGinn, our Chief Technology Officer. We rely on these individuals for the management of our company, development of our business strategy and management of our strategic relationships. Any of these employees could leave our company with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of biometric devices using fingerprint recognition technology, and we may face challenges hiring and retaining these types of employees.

OUR ABILITY TO COMPETE WILL BE HARMED IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

We rely primarily on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2005, we had two U.S. patent applications pending. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. The patent pending for BritePrint was issued in 2005. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

ASSERTIONS BY THIRD PARTIES OF INFRINGEMENT BY US OF THEIR INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT COSTS AND CAUSE OUR OPERATING RESULTS TO SUFFER.

The software and biometric technology industries are characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Although we are not currently a party to legal action alleging our infringement of third-party intellectual property rights, in the future we may receive letters from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

In the future, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.

WE MAY UNDERTAKE ACQUISITIONS TO EXPAND OUR BUSINESS THAT MAY POSE RISKS TO OUR BUSINESS AND DILUTE THE OWNERSHIP OF OUR EXISTING STOCKHOLDERS.

As part of our growth and product diversification strategy, we will continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	need for financial resources above our planned investment levels;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience;

•	potential loss of key employees of the acquired company; and

•	potential requirement to amortize intangible assets.

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders.

WE RELY ON THIRD PARTIES TO MAKE OUR PRODUCTS, LEAVING US POTENTIALLY VULNERABLE TO SUBSTANTIAL COST INCREASES AND DELAYS.

We do not manufacture or distribute the BioVault 2.0™ or our BritePrint products. If one or more of our current manufacturers were no longer able to manufacture our products, we would be required to negotiate arrangements with alternate manufacturers, which would likely include some cost or delay, which could be substantial. In addition, no assurance can be given that any alternative arrangements would be on terms as favorable as our current arrangements.

IF OUR STRATEGIC PARTNERS DO NOT EFFECTIVELY MARKET OUR PRODUCTS, WE MAY NOT GENERATE SIGNIFICANT SALES OR PROFITS.

We utilize third parties to assist in marketing, selling and distributing our products. We believe that the establishment of a network of third-party strategic partners, particularly abroad, with extensive and specific knowledge of the various applications in the software and biometric industry, respectively, is important for us to succeed in these sectors. We cannot assure you that our current or future strategic partners, such as the National Rifle Association, will market our products and services at sufficient levels or provide us with adequate support. If one or more of our partners under-performs or if any of our strategic relationships are terminated or otherwise disrupted, our operating performance, results of operations and financial condition will be adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

WE HAVE BEEN SUED BY XEROX CORPORATION; IF XEROX CORPORATION IS SUCCESSFUL IN ITS LAWSUIT, IT MAY BE AWARDED $1,573,668, WHICH WOULD NEGATIVELY AND MATERIALLY IMPACT OUR OPERATING RESULTS.

Sequiam Sports, Inc. (formerly known as Brekel Group, Inc.) entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Sequiam Sports, Inc. also entered into a Document Services Agreement with Xerox Corporation on November 1, 1999, commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards include, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Sequiam Sports, Inc. may terminate the agreement without incurring any early termination charges. Sequiam Sports, Inc. gave proper notice of such termination in March 2001. On September 3, 2002, Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County, State of Florida. The amount in controversy is $1,573,668. Although we dispute these claims and believe them to be without merit, if Xerox Corporation is successful, it may be awarded $1,573,668. If we are required to pay Xerox Corporation $1,573,668, we may not be able to implement our business plan and may be forced to cease operations.

WE HAVE BEEN SUED BY CHAPMAN SPIRA & CARSON, LLC; IF CHAPMAN SPIRA & CARSON, LLC IS SUCCESSFUL IN ITS LAWSUIT, IT MAY BE AWARDED $1,019,060 AND OTHER DAMAGES, WHICH WOULD NEGATIVELY AND MATERIALLY IMPACT OUR OPERATING RESULTS.

On December 21, 2004, we entered into a Letter Agreement with Chapman Spira & Carson, LLC, pursuant to which Chapman agreed to provide us with various consulting, investment banking and business development services.  On or about September 28, 2005, Chapman filed a complaint in United States District Court for the Southern District of New York, asserting claims for breach of contract and unjust enrichment.  Chapman alleges that, notwithstanding its purported provision of services under the Letter Agreement between it and us, we failed to properly compensate Chapman for those services. We claim that none of those services were actually provided by Chapman.  Chapman is seeking compensatory damages of $1,019,060, costs, including attorney's fees, 500,000 shares of common stock and a warrant to purchase 6,195,000 shares of stock at $0.26 per share.  We believe that Chapman's claims are without merit and intend to vigorously defend ourselves against these allegations. If we are required to pay Chapman $1,019,060 and the other damages described above, we may not be able to implement our business plan and may be forced to cease operations.

RISKS RELATED TO OUR COMMON STOCK

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURED TERM NOTE ISSUED TO THE LEE HARRISON CORBIN, ATTORNEY-IN-FACT FOR THE TRUST UNDER THE WILL OF JOHN SVENNINGSEN, NOW KNOWN AS STEPHEN A. ROSS, ATTORNEY-IN-FACT FOR THE TRUST UNDER THE WILL OF JOHN SVENNINGSEN, IT COULD RESULT IN A SERIOUS PROBLEM FOR US AND CAUSE US TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO REPAY THE NOTE.

On May 18, 2005, we issued a $3,650,000 secured term note to the Lee Harrison Corbin, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-Fact for the Trust Under the Will of John Svenningsen. That note provides for the following events of default.

•	failure to pay interest and principal payments when due;

•	a breach by us of any material covenant, term or condition of the note or in any related agreement;

•	a breach by us in any material respect of material representation or warranty made in the note or in any related agreement;

•	we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

•	any money judgment or similar final process filed against us for more than $50,000, which remains unvacated, unbonded or unstayed for a period of 30 days;

•	any form of bankruptcy or insolvency proceeding is instituted by or against us, which is not vacated within 45 days;

•	our common stock is suspended for five consecutive days or five days during any ten consecutive days from our principal trading market;

•	our failure to timely deliver shares of our common stock when due upon conversion of the note;

•	the occurrence and continuance of an event of default under any related agreement or the default under any other agreement of indebtedness which exceeds $50,000; and

•	any change in the controlling ownership of us.

If we default on the note and the holder demands all payments due and payable, we will be required to pay 130% of the outstanding principal amount of the note and any accrued interest. The cash required to pay those amounts will most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, a default on the note could have a serious and adverse effect on our business, operating results and financial condition to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

IF AN EVENT OF DEFAULT OCCURS UNDER THE TERMS OF THE SERIES A PREFERRED STOCK, IT COULD RESULT IN A SERIOUS PROBLEM FOR US AND CAUSE US TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO FINANCE THE REDEMPTION OF THE SERIES A PREFERRED STOCK.

On December 9, 2005, we issued 1,575 shares of Series A preferred stock to certain of the selling shareholders. The Certificate of Determination of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock provides for the following events of default.

•
Our registration statement on Form SB-2, originally filed with the Securities and Exchange Commission on December 30, 2005, is not declared effective by the Securities and Exchange Commission on or prior to May 29, 2006;

•
the effectiveness of our registration statement lapses for any reason or if the holders of the Series A preferred stock cannot use our registration statement for more than an aggregate of 60 calendar days (which need not be consecutive days) during any 12 month period;

•	we provide notice of our inability to comply with a conversion request;

•	failure to comply with certain provisions of the Registration Rights Agreement;

•	we fail for any reason to pay in full any amounts due to the holder of the Series A preferred stock within five days of the date due;

•	we fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to the holders of the Series A preferred stock upon a conversion hereunder;

•
we breach any agreement or warranty and such failure or breach shall not, and such breach has not been cured within 30 calendar days after the date on which written notice of such breach shall have been given;

•	we redeem more than a de minimis number of securities junior to the Series A preferred stock;

•	any change in our controlling ownership;

•	any form of bankruptcy or insolvency proceeding is instituted by or against us, which is not vacated within 60 days;

•	our common stock fails to be listed or quoted for trading on the OTCBB for more than five trading days;

•
any monetary judgment, writ or similar final process shall be entered or filed against us, any of out subsidiaries or any of their respective property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 45 calendar days.

If we default on the Series A preferred stock, we may be required to redeem all of the Series A preferred stock for a total amount equal to the sum of (i) the greater of (A) $2,047,500 and (B) the product of (a) the VWAP (with “VWAP” defined as the price determined by the OTCBB) on the trading day immediately preceding the date of default and (b) $1,575,000 divided by the then conversion price (which is $0.21 per share as of the date of this Report), (ii) accrued but unpaid dividends and (iii) all liquidated damages and other amounts due in respect of the Series A preferred stock.

The cash required to pay those amounts will most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, a default on the note could have a serious and adverse effect on our business, operating results and financial condition to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

WE WILL BE REQUIRED TO REDEEM ALL OF THE OUTSTANDING SERIES A PREFERRED STOCK ON DECEMBER 9, 2008, WHICH COULD RESULT IN A SERIOUS PROBLEM FOR US AND CAUSE US TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO FINANCE THE REDEMPTION OF THE SERIES A PREFERRED STOCK.

On December 9, 2008, we must redeem all of the outstanding Series A preferred stock for a total amount equal to $1,575,000 plus accrued but unpaid dividends and all liquidated damages and other amounts due in respect of the Series A preferred stock. The cash required to pay those amounts will most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, a default on the note could have a serious and adverse effect on our business, operating results and financial condition to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock, $.001 par value per share, and 50,000,000 shares of preferred stock, $.001 par value per share. As of March 14, 2006, we had outstanding 64,458,321 shares of common stock. Also as of March 14, 2006, we had outstanding a total of 1,575 shares of Series A preferred stock which are convertible into a total of 7,500,000 shares of common stock. We have reserved 15,000,000 shares of common stock for issuance in respect of option grants under our stock option plan. From those available shares, options have been granted for 9,423,000 shares of common stock, and there remain available for options under the plan 5,577,000 shares of common stock. There are 30,151,423 shares that are issuable upon exercise of outstanding warrants and up to 7,132,501 shares that may be issued under the Series A preferred stock on account of dividends or anti-dilution adjustments.

Our board of directors has the authority to issue additional shares of common stock and preferred stock up to the authorized amount stated in our Articles of Incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the company.

Holders of our securities have registration rights for 7,500,000 shares of common stock issuable upon conversion of outstanding Series A preferred stock, up to 7,132,501 shares that may be issued under the Series A preferred stock on account of dividends or anti-dilution adjustments, and up to 17,472,222 shares that may be issued upon exercise of outstanding Common Stock Purchase Warrants. Sales of substantial amounts of our common stock in the open market could adversely affect the market price of our common stock.

ADDITIONAL FINANCINGS MAY DILUTE THE HOLDINGS OF CURRENT STOCKHOLDERS.

In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common stockholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

THERE ARE CURRENTLY OPTIONS AND WARRANTS OUTSTANDING TO PURCHASE UP TO 39,574,423 SHARES OF OUR COMMON STOCK, WHICH IF EXERCISED, WOULD CAUSE A SIGNIFICANT DILUTION TO EXISTING STOCKHOLDERS

We have issued options, warrants or similar rights to purchase up to 39,574,423 shares of our common stock. Of that amount, Walter H. Sullivan, III is the beneficial owner of warrants to purchase up to 8,784,201 shares of our common stock. If all the foregoing warrants and options were exercised as of March 14, 2006, our issued and outstanding shares of common stock would have increased from 64,458,321 to 104,032,744, an increase of approximately 61%. Such exercise would cause a stockholder holding 1,000,000 shares of our common stock prior to such exercise to immediately drop from holding approximately 1.55% of our common stock to holding approximately 0.96% of our common stock. In addition, the value of our common stock as traded on the OTC Bulletin Board may experience a significant drop as a result of the exercise of all or a portion of the outstanding options and warrants.

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK” AND MAY BE DIFFICULT TO SELL WHEN DESIRED.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been less than $5.00 per share. This designation requires any broker or dealer selling these securities to disclose specified information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase our shares or a lack of market makers to support the stock price.

OUR PREFERRED STOCK MAY CAUSE DILUTION.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of “blank check” preferred stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time. Of these preferred shares, 1,575 shares are designated as Series A preferred stock. On March 14, 2006, we had 1,575 shares of outstanding Series A preferred stock. All Series A preferred stock ranks senior to common stock as to payment of dividends and distribution of assets. The Series A preferred stock is non-voting and entitles the Series A purchasers to receive a 9% cumulative dividend payable semiannually. The Series A preferred stock is convertible into 7,500,000 of our common shares at a fixed price of $0.21 per share. On the third anniversary of the issuance of the Series A preferred stock, we must redeem all of the Series A preferred stock for a total amount equal to $1,575,000, accrued but unpaid dividends and all liquidated damages and other amounts due in respect of the Series A preferred stock. As of March 14, 2006, there remained 49,998,425 shares of authorized but undesignated and unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as another series of preferred stock with dividend, liquidation, conversion, voting or other rights and preferences that are senior, and not available, to the holders of our common stock. Thus, issuances of new series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. Holders of our common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

Further, preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of our company. If we issue “blank check” preferred stock, it could have a dilutive effect upon our common stock. This would decrease the chance that our shareholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE AND THEREFORE YOU SHOULD NOT BUY THIS STOCK IF YOU WISH TO RECEIVE CASH DIVIDENDS.

We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

THE PUBLIC MARKET FOR OUR COMMON STOCK HAS BEEN CHARACTERIZED BY A LOW VOLUME OF TRADING AND OUR STOCKHOLDERS MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES, IF AT ALL.

Historically, the volume of trading in our common stock has been low. A more active public market for our common stock may not develop or be sustained. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control. These factors include:

•	product liability claims or other litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

The stock market in general has recently experienced extreme price and volume fluctuations. In particular, market prices of securities of technology companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be worse if the trading volume of our common stock is low.

THE EMPLOYMENT AGREEMENTS OF NICHOLAS H. VANDENBREKEL AND MARK L. MROCZKOWSKI CONTAIN SEVERANCE AGREEMENTS PROVIDING FOR UP TO $10,000,000 IN TERMINATION PAYMENTS TO EACH OF THEM, AND SUCH TERMINATION PAYMENTS COULD DETER ANY POTENTIAL ACQUISITION OR CHANGE IN CONTROL OF OUR COMPANY.

Each of our employment agreements with Nicholas H. VandenBrekel and Mark L. Mroczkowski contains provisions for severance payments in the event a change of control occurs without the prior approval of the then existing Board of Directors, whether by proxy contest, or as the result of a tender offer made without the approval of the then existing Board of Directors, or by any other means. In the event of such a change in control, each officer would receive a lump sum payment of $5,000,000, plus $1,000,000 each year thereafter for five years, for a total of $10,000,000 per person. This has the effect of deterring any potential acquisition or change in control of our company without the prior consent of our Board of Directors.

ITEM 7.	FINANCIAL STATEMENTS

Sequiam Corporation and subsidiaries

Consolidated Financial Statements

For the years ended December 31, 2005 and 2004

Sequiam Corporation and Subsidiaries

Consolidated Financial Statements

For the years ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sequiam Corporation

We have audited the accompanying consolidated balance sheets of Sequiam Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
March 31, 2006

Sequiam Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets:
Current assets
Cash	$763,197	$-
Receivables, net of allowance for bad debts of $4,687 and $3,390 in 2005 and 2004, respectively	180,892	39,111
Prepaid expenses	-	97,125
Inventory	78,531	-
Total current assets	1,022,620	136,236

Property and equipment, net	1,108,255	1,303,757
Acquired software, net	-	163,200
Intellectual properties, net	809,177	644,896
Product development costs	174,130	34,509
Loan costs, net	253,098	224,252
Receivables	75,000	-
Deposits and other assets	51,142	8,805
Total assets	$3,493,422	$2,515,655

Liabilities and shareholders’ deficit
Current liabilities:
Bank overdraft	$-	$24,165
Notes payable	33,055	1,692,077
Accounts payable	295,989	706,966
Accrued expenses	528,496	96,299
Deferred revenue	-	6,000
Deferred rents	37,231	26,141
Current portion of long-term debt	1,053,016	840,245
Loans from shareholders	473,648	348,951
Accrued shareholders’ salaries	1,539,792	1,349,792
Total current liabilities	3,961,227	5,090,636

Long-term debt	3,868,411	2,301,793
Mandatorily redeemable cumulative convertible preferred stock, par value $.001; 50,000,000 shares authorized; 1,575 issued and outstanding at December 31, 2005	598,281	-
Total liabilities	8,427,919	7,392,429

Commitments and contingencies

Shareholders’ deficit:
Common shares, par value $.001; 200,000,000 shares authorized; 64,458,321 and 47,965,604 shares issued and outstanding	64,458	47,966
Additional paid-in capital	12,883,563	7,524,118
Accumulated deficit	(17,879,518)	(12,448,858)
Accumulated other comprehensive loss	(3,000)	-
Total shareholders’ deficit	(4,934,497)	(4,876,774)
Total liabilities and shareholders’ deficit	$3,493,422	$2,515,655

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2005	2004
Revenues
Services	$443,641	$165,729
Product sales	182,279	99,765
Total revenues	625,920	265,494

Costs and expenses:
Cost of services	571,684	957,741
Cost of product sales	332,971	215,613
Selling, general and administrative	3,119,022	3,230,937
Gain on sale of equipment	(370)	(146)
Loss on impairment of equipment held for sale	-	40,706
Loss on impairment of intangible assets	260,069	206,082
Loss on impairment of goodwill	79,188	-
Loss on debt settlement	-	111,742
Gain on extinguishment of debt	(38,428)	-
	4,324,136	4,762,675
Loss from operations	(3,698,216)	(4,497,181)
Interest expense	(1,732,444)	(1,349,836)
Net loss	$(5,430,660)	$(5,847,017)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.13)

Shares used in computation of net loss per common share -
Basic and diluted weighted average shares outstanding	57,848,617	46,271,637

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Shareholders' Deficit
Years Ended December 31, 2005 and 2004

	Common Shares
	Shares Outstanding	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at December 31, 2003	43,863,218	$43,863	$4,701,695	$-	(6,601,841)	$(1,856,283)
Shares issued to correct error	19,047	19	(19)	-	-	-
Sale of common shares	1,993,757	1,994	759,098	-	-	761,092
Stock options exercised	237,500	238	40,137	-	-	40,375
Common shares issued for services	1,752,082	1,752	568,698	-	-	570,450
Debt settlement	100,000	100	50,900	-	-	51,000
Warrants issued in connection with loan agreements	-	-	1,339,208	-	-	1,339,208
Warrants issued for loan costs	-	-	49,333	-	-	49,333
Debt assumed with the acquisition of Telepartners	-	-	15,068	-	-	15,068
Net loss	-	-	-	-	(5,847,017)	(5,847,017)	$(5,847,017)
Comprehensive loss							$(5,847,017)
Balance at December 31, 2004	47,965,604	47,966	7,524,118	-	(12,448,858)	(4,876,774)
Sale of common shares	537,358	537	108,760	-	-	109,297
Common shares issued for services	4,293,238	4,293	686,329	-	-	690,622
Common shares issued for salaries	2,373,772	2,374	342,162	-	-	344,536
Common share warrants exercised	914,444	914	356,408	-	-	357,322
Acquisition of Constellation Biometrics Corporation	1,635,513	1,636	173,364	-	-	175,000
Common shares issued for debt conversions	6,738,392	6,738	991,042	-	-	997,780
Warrants issued in connection with long-term debt	-	-	1,126,380	-	-	1,126,380
Warrants issued in connection with manditorily redeemable preferred stock	-	-	1,004,625	-	-	1,004,625
Mandatorily redeemable preferred stock conversion feature	-	-	570,375	-	-	570,375
Foreign currency translation adjustment	-	-	-	(3,000)	-	(3,000)	$(3,000)
Net loss	-	-	-	-	(5,430,660)	(5,430,660)	(5,430,660)
Total comprehensive loss							$(5,433,660)
Balance at December 31, 2005	64,458,321	$64,458	$12,883,563	$(3,000)	$(17,879,518)	$(4,934,497)

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
Cash flows from operating activities:	2005	2004
Net loss	$(5,430,660)	$(5,847,017)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	541,269	560,649
Accretion of debt discount	625,970	627,326
Accretion of beneficial conversion feature	570,375	458,339
Stock options granted to non-employees	-	122,338
Amortization of loan costs	231,483	71,331
(Gain) on sale of equipment	(370)	(146)
Loss on impairment of equipment held for sale	-	40,706
Loss on impairment of intangible assets	260,069	206,082
Loss on impairment of goodwill	79,188	-
Loss on debt settlement	-	56,250
(Gain) on extinguishment of debt	(38,428)	-
Issuance of common stock in exchange for services and salaries	1,035,158	570,450
Stock issued in debt settlement	-	51,000
Increase in receivables	(124,913)	(32,454)
Increase in allowance for bad debts	1,297	390
(Increase) decrease in prepaid expenses, deposits and other assets	81,041	(62,075)
(Increase) in inventory	(78,531)	-
(Decrease) increase in bank overdraft	(24,165)	24,165
(Decrease) increase in accounts payable	(173,196)	133,106
Increase in other accrued expenses	344,783	64,998
(Decrease) increase in deferred revenue	(6,000)	6,000
Increase in deferred rents	11,090	26,141
Increase in accrued shareholders salaries	190,000	135,000
Net cash used for operating activities	(1,904,540)	(2,787,421)
Cash flows from investing activities:
Equipment purchases	(50,129)	(25,042)
Proceeds from sale of equipment	1,295	-
Payment for acquisition of WMW Communications	-	(70,529)
Cash acquired through acquisition of Constellation Biometrics	29,142	-
Product development costs capitalized	(132,127)	(34,509)
Net cash used for investing activities	(151,819)	(130,080)
Cash flows from financing activities:
Proceeds from sales of common stock and exercise of warrants	466,619	801,467
Proceeds from sales of mandatorily redeemable preferred stock	1,575,000	-
Proceeds from notes payable	-	1,325,000
Repayment of notes payable	(265,135)	(501,810)
Proceeds from long-term debt	2,100,000	2,000,000
Repayment of long-term debt	(1,110,000)	(266,007)
Loan costs paid	(208,625)	(246,250)
Proceeds from shareholder loans	290,800	-
Payments on shareholder loans	(26,103)	(346,349)
Net cash provided by financing activities	2,822,556	2,766,051

Effect of exchange rate changes on cash	(3,000)	-

Net increase (decrease) in cash	763,197	(151,450)
Cash, beginning of period	-	151,450

Cash, end of period	$763,197	$-

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2005 and 2004

1.	Summary of Business and Significant Accounting Policies

Description of Business and Acquisition

Sequiam Corporation (“Sequiam” or the “Company”) through its wholly owned subsidiaries, primarily develops, markets, and supports a portfolio of biometric fingerprint unlocking devices that enable users to gain access using their personal identity. The Company also develops, markets and supports Internet and print enterprise-wide software products that enable users to acquire, manage, personalize, and present information. In addition, the Company provides application service provider hosting of internet-enabled solutions, internet service provider services including internet access and hosting, consulting, application integration, custom web development and software development services.

The Company's operations are divided into two distinct operating segments: Safety and Security and Information Management. The Safety and Security segment includes the Company’s biometric technology products. The Information Management segment includes all non-biometric technology products.

On June 7, 2005, Sequiam acquired 100% of Constellation Biometrics Corporation (“Constellation”), a Florida corporation, effective May 31, 2005, pursuant to a stock purchase agreement. Constellation is the parent company of a wholly owned subsidiary, Biometric Security (PTY) LTD (“Biometric Security”), a South African company, engaged in the development, marketing and sale of biometric technology products. The purchase method of accounting was used to account for the acquisition. Constellation was formed in December 2004 by certain principal equity holders of Sequiam for the specific purpose of acquiring, for the benefit of Sequiam, all of the assets of Biometric Security. Constellation acquired the assets of Biometric Security in February 2005. Sequiam acquired Constellation for the technology it owns and its listing of existing products. Sequiam issued 1,635,513 shares of Sequiam common stock in exchange for all of the issued and outstanding shares of Constellation. The number of shares of Sequiam common stock issued was determined by dividing the purchase price of $175,000 by $0.107, the closing sale price of Sequiam common stock on May 31, 2005. Sequiam’s results of operations for the year ended December 31, 2005 include seven months of operations for Constellation.

The following table summarizes the estimated carrying values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$338,560
Property and equipment	11,463
Goodwill	79,188
Intellectual property	546,250
Total assets acquired	975,461
Current liabilities	160,461
Long-term debt	640,000
Total liabilities assumed	800,461
Net assets acquired	$175,000

During the year ended December 31, 2005, Sequiam wrote-off $79,188 of goodwill related to the acquisition of Constellation. This amount is included as Loss on impairment of goodwill in the accompanying consolidated statements of operations.

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2005 assumes the acquisition of Constellation occurred as of January 1, 2005:

Revenues	$761,150

Net loss	(5,512,785)

Basic and diluted net loss per common share	$(0.09)

A pro forma condensed consolidated statement of operations for the year ended December 31, 2004 has not been presented since Constellation was formed in December 2004 and had no activity during 2004.

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

Inventory

Inventory consists of raw materials and is stated at the lower of cost or market. The Company uses the first-in, first-out cost method of determining cost for its inventory. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market.

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

Intangible Assets

Intangible assets determined to have a finite useful life are amortized over their respectful estimated useful lives and reviewed for impairment annually. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead will be tested for impairment annually.

Intangible assets are stated at cost and consist of acquired software and intellectual properties and are being amortized over their estimated useful lives of five years.

Intellectual Properties

In connection with the acquisitions of other companies, including the acquisition during 2005 of Constellation Biometrics Corporation, the Company acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired intellectual properties are being amortized over their estimated useful lives of five years. Amortization expense was $227,499 and $231,423 for the years ended December 31, 2005 and 2004, respectively. The unamortized balance of $124,400 of the intellectual property related to a 2003 acquisition was written off as an impairment loss during 2004. The unamortized balance of $154,469 related to a 2003 acquisition was writtenoff as an impairment loss during 2005.

Mandatorily Redeemable Cumulative Convertible Preferred Stock

The Company adopted the classification provisions of SFAS No. 150, Accounting for Certain Liabilities with Characteristics of both Liabilities and Equity, as of July 1, 2003. Those provisions require the Company to include the mandatorily redeemable cumulative convertible preferred stock as a liability in its balance sheet and to include the dividends on the preferred stock as a component of interest expense in its statement of operations. Accordingly, total preferred stock dividends was reported as interest expense in the statement of operations for the year ended December 31, 2005.

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

During 2005, the Company elected to cease all development efforts related to two of its Information Management segment products. All costs related to the development of these products have been expensed.

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

Accounting for Stock Compensation Plan

The Company has elected to account for stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the grant date, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant.

No compensation cost has been recognized for the employee stock option plans. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding awards for the years ended December 31:

	2005	2004
Net loss, as reported	$(5,430,660)	$(5,847,017)
Add: stock-based employee compensation expense included in reported net loss net of related tax effects	-	-
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	$(360,150)
Pro forma net loss	$(5,430,660)	$(6,207,167)
Basic and diluted loss per common share, as reported	$(.09)	$(.13)
Basic and diluted loss per common share, pro forma	$(.09)	$(.13)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Net Loss Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of December 31, 2005 and 2004, the Company had respectively, 47,074,423 and 30,338,867 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Comprehensive Loss

Comprehensive loss includes net loss adjusted for gains and losses from foreign currency translation adjustments.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the applicable rate of exchange in effect at the end of the fiscal year. Revenue and expense accounts are translated at the average rate of exchange during the period and equity accounts are translated at the rate in effect when the transactions giving rise to the balances took place. Gains and losses resulting from translation are included in “Accumulated Other Comprehensive Loss.” Foreign currency transaction gains and losses are included in income.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, accounts payable, accrued expenses and loans from shareholders. The fair value of our long-term debt and notes payable is estimated based on the current rates offered to us for debt of similar terms, credit risk and maturities. Under this method the fair value of long-term debt was not significantly different from the stated value at December 31, 2005 and 2004.

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

Management’s Plans

As of December 31, 2005, the Company has a working capital deficit and has incurred significant losses from operations since its inception. Senior management together with other shareholders of the Company, owning approximately 74% of the outstanding shares of common stock of the Company as of December 31, 2005, has represented its positive intent and ability to fund the operations, including debt service payments, of Sequiam Corporation and Subsidiaries on an as needed basis through January 1, 2007. Furthermore, management expects a $3.1 million private placement of its series B preferred stock offering to close during April 2006. Management also expects that sales from four of its new biometric products that will begin to ship to customers in late April and May will allow the company to sustain its operations throughout 2006 and beyond.

The Company’s lack of sufficient financing to implement the Company’s business plan, and the Company’s expectation of continued operating losses for the foreseeable future raises doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is heavily dependant upon the Company’s ability to obtain additional capital to sustain operations. Although the Company is presently attempting to secure additional financing to continue the Company’s operations, there is no assurance additional capital will be available on acceptable terms, if at all.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard No. 123 “Share-Based Payment” (SFAS 123R). SFAS 123R requires Companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification This statement is effective for the first reporting period beginning after December 15, 2005. In the opinion of management, the adoption of this statement will not have a significant impact on the Company's consolidated financial statements.

2.	Property and Equipment

Property and equipment consist of the following at December 31:

	2005	2004
Leasehold improvements	$1,465,270	$1,465,270
Office furniture and fixtures	492,006	451,984
Computer equipment	150,749	150,749
Purchased software	213,845	192,212
	2,321,870	2,260,215
Less accumulated depreciation	1,213,615	956,458
	$1,108,255	$1,303,757

Depreciation expense totaled $256,170 and $234,798 during 2005 and 2004, respectively. An impairment loss of $40,706 was recognized in 2004 on this equipment held for sale. The equipment was written down to its estimated liquidation value based upon information obtained from dealers.

3.	Intangible Assets

Intangible assets consist of the following as of December 31, 2005:

Amortized Intangible Assets	Weighted-average Amortization period	Gross Carrying Amount	Accumulated Amortization & Impairment Allowance	Net Carrying Amount
Intellectual properties	5	$1,246,250	$437,073	$809,177

Intangible assets consist of the following as of December 31, 2004:

Amortized Intangible Assets	Weighted-average Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software	5	288,000	124,800	163,200
Intellectual properties	5	1,112,718	467,822	644,896
		$1,400,718	$592,622	$808,096

Amortization expense related to software development costs was $27,228 for the year ended December 31, 2004. The unamortized balance of $81,682 was written-off as an impairment loss during 2004.

In connection with the acquisition of Access Orlando, the Company acquired Internet Remote Print software that was assigned a value of $288,000, representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired software was being amortized over its estimated useful life of five years. Amortization expense was $57,600 and $67,200 for the years ended December 31, 2005 and 2004, respectively. The unamortized balance of $105,600 was written off as an impairment loss during 2005.

Amortization expense totaled $285,099 and $325,851 during 2005 and 2004, respectively.

The estimated future amortization expense for each of the five succeeding years is as follows:

Year ending December 31,
2006	$249,250
2007	249,250
2008	155,906
2009	109,250
2010	45,521
$809,177

4.	Notes Payable and Long-Term Debt

On March 5, 2003 Sequiam issued to La Jolla Cove Investors, Inc. (“LJCI”), an 8% Convertible Debenture in the principal amount of $300,000 and a warrant to purchase 2,000,000 shares of our common stock at $1.50 per share (the “Initial Financing”). Sequiam received a total of $150,000 of the principal amount of the debenture, representing the balance due at December 31, 2003.

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

Under the new agreement, LJCI has “piggy-back” registration rights, meaning Sequiam is obligated to include the resale of the 100,000 shares of restricted common stock by LJCI in any registered offering of securities the Company may make during any time that LJCI still holds such 100,000 shares. Unless the Company makes a registered offering, it has no obligation to register the resale of the 100,000 shares of restricted common stock.

On May 13, 2003, Sequiam entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, Sequiam Corporation issued two warrants to the holder to purchase 625,000 shares of its common stock at an exercise price of $0.01 per share and 350,000 shares of its common stock at $1.00 per share. The Warrants for 625,000 shares were exercised on September 25, 2003 and the warrants for 350,000 remain outstanding and expire in May 2008. The fair value of the attached warrants exceeded the value of the proceeds received from the Note and has been recorded as a debt discount of $400,000. The payment schedule was originally tied to that of the LJCI Convertible Debenture described above. However, on January 30, 2004 the Company amended the loan agreement such that all principal and interest became due on January 30, 2005. The debt discount was originally amortized over the original estimated life of the Note of 36 months. Beginning in January 2004, the remaining unamortized debt discount was amortized over twelve months. The principal and interest were settled as part of the May 18, 2005 debt transaction discussed below.

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

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), who the Company acquired during 2002, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claimed that Brekel owed a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel had returned possession of the copiers to GE, but Brekel disputed the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. The balance of the note as of December 31, 2005 is $33,055.

On February 1, 2004 Brekel entered into a settlement agreement with Precision Partners, LTD for disputed rents on a facility formerly occupied by Brekel by agreeing to pay $80,000 in 24 monthly installments of $3,510 including interest at 5%. The principal and accrued interest were paid in full during 2005.

On January 30, 2004, the Company entered into a loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $400,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 800,000 shares of its common stock at an exercise price of $0.225 per share. The Warrant was exercised on January 30, 2004. The principal and interest became due on January 30, 2005. The principal and interest were settled as part of the May 18, 2005 debt transaction discussed below.

On September 7, 2004, the Company entered into an unsecured loan agreement with Eagle Funding, LLC, for a principal loan amount of $200,000 under a promissory note bearing interest at eight percent (8%). The principal became due on March 7, 2005 and the interest was due monthly. Eagle extended the term of their loan to November 7, 2005. In connection with this loan, the Company issued one warrant to the holder to purchase 400,000 shares of its common stock at an exercise price of $0.66 per share. The principal and accrued interest were paid in full during 2005.

On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $500,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 1,300,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on March 30, 2005. The principal and interest were settled as part of the May 18, 2005 debt transaction discussed below.

On September 30, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin for a principal loan amount of $75,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 195,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on March 30, 2005. On May 18, 2005 the principal of $75,000 and accrued interest of $2,363 were converted into 552,593 common shares of Sequiam Corporation at $0.14 per share. The agreement incuded piggyback registration rights for all shares and warrants owned by Mr. Corbin.

On November 19, 2004, the Company entered into an unsecured loan agreement with Walter H. Sullivan III, for a principal loan amount of $100,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 260,000 shares of its common stock at an exercise price of $0.66 per share. The principal and interest became due on February 19, 2005. On May 11, 2005 the principal of $100,000 and accrued interest of $2,375 were converted into 731,252 common shares of Sequiam Corporation at $0.14 per share.

On December 16, 2004, the Company entered into an unsecured loan agreement with Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen, for a principal loan amount of $50,000 under a promissory note bearing interest at five percent (5%). In connection with this loan, the Company issued one warrant to the holder to purchase 150,000 shares of its common stock at an exercise price of $0.33 per share. The principal and interest became due on January 31, 2005. The principal and interest were settled as part of the May 18, 2005 debt transaction discussed below.

On May 18, 2005, Sequiam Corporation (the “Company”) closed a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney in-fact for the Trust Under the Will of John Svenningsen, (the “Trust”) pursuant to which the Trust consolidated $1.35 million in existing unsecured debt owed by the Company to the Trust and provided $2.1 million in additional financing (the “Additional Financing”) for a total of $3,450,000 (the “Loan”). The Company also issued to the Trust a warrant exercisable into 6,000,000 shares of the Company’s common stock (the “Trust Warrant”). Subsequently, after the Company’s acquisition of Constellation, it consolidated into this loan a $200,000 loan from the Trust to Constellation, bringing the total Loan to $3,650,000.

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

In the 2005 consolidated statements of operations, the fair value of the Laurus Warrant of $277,000 has been netted against the write-off of accounts payable of $315,428 to arrive at a net gain on extinguishment of debt of $38,428.

The $3,650,000 promissory note issued to the Trust (the “Trust Note”) has a term of two years. Eight percent (8%) interest is payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on May 10, 2006, at the rate of $75,000. The trust Note is collateralized by all of the Company’s assets and contains certain non-financial covenants.

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

As of December 31, 2005, the Trust holds 2,028,388 common shares of the Company, or 3.1% of the total outstanding common shares. As of December 31, 2005, on a fully diluted basis, the Trust holds 10,028,388 common shares of the Company, or 9.0% of the total fully diluted common shares.

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

In April 2004, the company entered into a $1.6 million note payable agreement with EastGroup Properties, LP (‘EastGroup”). The $1.6 million represented $893,112 of deferred rent expense and $706,888 of tenant improvements. Beginning August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, the Company was scheduled to make payments consisting of principal and interest of $26,517. The note payable bears interest at six percent per annum. On May 17, 2005, EastGroup agreed to an additional six month deferment of the Company’s payments until December 1, 2005, contingent upon the payment of April and May 2005 prior to May 31, 2005, and that all rental payments through December 2005 were kept current. EastGroup also agreed to extend the note payable by twelve months to represent the twelve total deferred payments from December 2004 to November 2005.

On February 28, 2005 as part of the acquisition of Biometric Security (PTY) LTD, Constellation Biometrics Corporation entered into a note payable with Aregee Investments No. 105 for $440,000 payable in quarterly payments of $55,000 without interest. The note matures on April 1, 2007 and is collateralized by all the assets of Biometric Security (PTY) LTD.

The preceding information is summarized as follows at December 31, 2005:

Included in Notes payable:	Face Amount	Debt Discount	Carrying Amount

Note payable - GE	33,055	-	33,055

Included in Long-term debt:

EastGroup Properties, LP	1,525,376	-	1,525,376
Svenningsen Trust	3,650,000	(583,949)	3,066,051
Aregee Investments No. 105	330,000	-	330,000
Total	5,505,376	(583,949)	4,921,427
Less Current Portion	(1,053,016)	-	(1,053,016)
	4,452,360	(583,949)	3,868,411

The preceding information is summarized as follows at December 31, 2004:

Included in Notes payable:	Face Amount	Debt Discount	Carrying Amount

Notes payable - Precision	$47,634		$47,634
Note payable - GE	50,556		50,556
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	400,000	-	400,000
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	400,000	-	400,000
Promissory note - Eagle Funding, LLC	200,000	(24,018)	175,982
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	500,000	(71,342)	428,658
Promissory note - Lee Harrison Corbin	75,000	(10,701)	64,299
Promissory note - Walter Sullivan	100,000	(15,272)	84,728
Promissory note - Lee Harrison Corbin-Trustee for John Svenningsen	50,000	(9,780)	40,220
	$1,823,190	$(131,113)	$1,692,077

Included in Long-term debt:

EastGroup Properties, LP	1,525,376	-	1,525,376
Laurus Master Fund, Ltd.	1,818,182	(201,520)	1,616,662
Total	3,343,558	(201,520)	3,142,038
Less Current Portion	(840,245)	-	(840,245)
	2,503,313	(201,520)	2,301,793

The maturities of long-term debt as of December 31, 2005 are as follows:

2006	$1,053,016
2007	3,407,387
2008	262,646
2009	278,845
2010	296,044
Thereafter	207,438
$5,505,376

5.	Loans From Shareholders

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned the Company $50,000.  On February 15, 2005 his wife Cynthia Mroczkowski loaned the Company $50,000. Interest is payable at 6%.  As of December 31, 2005 and 2004, the balance due under these loans was $100,000 and $50,000, respectively, payable on demand together with accrued interest of $8,500 and $2,750, respectively.

Nicholas VandenBrekel, the President and Chief Executive Officer and majority shareholder of the Company, has advanced money to the Company under demand notes.  At December 31, 2005 and 2004, the Company owed $361,648 and $271,650 on these notes, plus accrued interest of $31,370 and $24,106, respectively.  The notes bear interest at 2% per annum and are due on demand.

Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company. At December 31, 2005 and 2004, the Company owed $12,000 without interest or specific repayment terms.

A shareholder not employed by the Company advanced $75,000 to the Company on March 1, 2002. The terms of the demand note included interest payable at 6% and a right to convert the note to common stock at $1.00 per share. At December 31, 2004 the outstanding principal balance was $15,301. The note was repaid in full during 2005.

6.	Mandatorily Redeemable Cumulative Convertible Preferred Stock

On November 30, 2005, the Company closed a preferred stock transaction with seven institutional investors, collectively the purchasers (“Purchasers”) pursuant to which the Company issued 1,575 shares of its Series A preferred stock, par value $0.001 per share (the “Preferred Stock”) with a stated per share value of $1,000 for total proceeds of $1,575,000 (the “Offering”). The Company also issued to the Purchasers a warrant exercisable into 7,500,000 shares of the Company’s common stock (the “Warrants”).

The Preferred Stock is non-voting and entitles the Purchasers to receive a 9% cumulative dividend payable semiannually. The Preferred Stock is convertible into 7,500,000 shares of the Company’s common stock at a fixed price of $0.21 per share.

On November 30, 2008, the Company shall redeem all of the then outstanding Preferred Stock, for an amount in cash equal to the sum of (1) 100% of the aggregate stated value then outstanding, (2) accrued but unpaid dividends and (3) all liquidated damages and other amounts due in respect of the Preferred Stock.

In connection with the Offering, the Purchasers received Warrants to purchase up to an aggregate of 7,500,000 shares of the Company’s common stock at $0.33 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the conversion of the Preferred Stock and exercise of the Warrant.

In the Company’s opinion, the issuance and sale of the Preferred Stock and the Warrants were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Purchasers are accredited investors. The securities are not subject to resale except pursuant to registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act. The Purchasers had an opportunity to ask management questions about the Company and had adequate access to information about the Company. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

The principal documents involved in the transaction were a Securities Purchase Agreement, a certificate of Determination of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, a Registration Rights Agreement, a Common Stock Purchase Warrant, and an Escrow Deposit Agreement, each of which is dated as of November 30, 2005.

As a result of the issuance of the Warrant, a preferred stock discount of $1,004,625 was recorded and will be amortized over the life of the preferred stock, which is three years. Also, as a result of the Preferred Stock transaction, a preferred stock conversion feature of $570,375 and loan costs of $260,326 were recorded.

The preceding information is summarized as follows at December 31, 2005:

	Face Amount	Debt Discount	Carrying Amount
Mandatorily redeemable cumulative convertible preferred stock	$1,575,000	(976,719)	$598,281

7.	Income Taxes

The Company has estimated net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $24,322,000 at December 31, 2005. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2020 through 2025. However, as a result of certain acquisitions, the use of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code. Treasury Regulation 1.1502-21 regarding separate return limitation years may further limit these NOLs.

The following is a reconciliation of income taxes at the federal statutory rate of 34% to the provision for income taxes as reported in the accompanying consolidated statements of operations. The temporary differences between net income and taxable income result primarily from the accrual of officers’ salaries of $1,539,792 and $1,349,792, as of December 31, 2005 and 2004, respectively, that are expensed in the financial statements, but are not deductible for tax purposes until paid:

	Years ended December 31,
	2005	2004
Income tax benefit computed at the federal statutory rate	$(1,846,500)	$(1,988,100)
Deferred tax asset, NOL acquired from Brekel	-	630,800
Adjustment of NOLs	(696,800)	-
State income tax benefit, net of federal benefit	(196,800)	(144,800)
Other	3,200	-
Increase in valuation allowance	2,736,900	1,502,100
Income tax expense (benefit)	$-	$-

The components of the deferred income tax asset are as follows at December 31,

Deferred tax assets:	2005	2004
Accrued salaries	$614,500	$603,100
Other	1,000	-
Net operating loss carryforward	9,152,200	6,427,700
Valuation allowance	(9,767,700)	(7,030,800)
Net deferred tax assets	$-	$-

Valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established a valuation allowance in the amount of $9,767,700 and $7,030,800 against its net deferred tax assets at December 31, 2005 and 2004, respectively. The valuation allowance increased $2,736,900 and $1,502,100 during the years ended December 31, 2005 and 2004, respectively.

8.	Lease Agreements

Prior to the Company’s acquisition of the Brekel Group, Inc., effective July 1, 2001, the Brekel Group, Inc. entered into an operating lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011.  Because the Company determined to cease Brekel’s print and publishing operations before it was acquired, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. In April 2004, the Company entered into a new lease agreement with the landlord that supercedes and replaces the lease forbearance agreement entered into by the Brekel Group, Inc. effective July 1, 2002 prior to its acquisition by the Company. The new lease for 24,085 square feet is for a period of seventy-two months beginning July 1, 2004 and ending on June 30, 2010.

During the year ended December 31, 2005, the Company entered into an operating lease agreement to rent office space through October 31, 2008 for approximately $1,100 per month. This space is used by the Company’s office located in South Africa.

Rental expense for the years ended December 31, 2005 and 2004 was $213,147 and $186,021, respectively. The new minimum future rentals required under the operating lease are as follows:

Year	Rentals
2006	$220,307
2007	224,527
2008	226,598
2009	219,753
2010	110,999
$1,002,184

9.	Shareholders’ Deficit

During the year ended December 31, 2005, the Company issued 4,293,238 and 2,373,772 common shares for business advisory and marketing services and payroll valued at $690,622 and $344,536, respectively based on the Company’s quoted market price on the date of the related agreements.

During the year ended December 31, 2005, the Company sold an aggregate of 537,358 shares of its common stock to two investors at an average price of $0.20 per share for net proceeds of $109,297.

During 2005, Laurus exercised warrants to purchase 914,444 shares of the Company’s common stock at prices ranging from $0.33 to $0.50 per share.

10.	Employee Stock Incentive Plan

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors And Consultants Stock Plan. This Stock Incentive Plan is intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions (the “Awards”). The maximum number of shares of the Common Stock that may be issued pursuant to these plans shall be 14,000,000 and 1,000,000, respectively at December 31, 2005.

The Company may grant Stock Options in such amounts, at such times, and to the Employees nominated by the management of the Company in its discretion. Stock Options granted under this Plan shall constitute “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended.

The purchase price (the “Exercise Price”) of shares of the Common Stock subject to each Stock Option shall be the Fair Market Value of the Common Stock on the date the Stock Option is granted; provided, however, for designated non-statutory stock options, the Board of Directors may determine an Exercise Price at, above or below Fair Market Value. For an Employee holding greater than 10 percent of the total voting power of all stock of the Company, either common or preferred, the Exercise Price of an incentive stock option shall be at least 110 percent of the Fair Market Value of the Common Stock on the date of the grant of the option.

The Stock Option term will begin on the date of grant of the Stock Option and shall be 10 years or such shorter period as is determined by the Company.

On April 1, 2004 and July 26, 2004 the Company granted options for 2,000,000 and 300,000 shares to two employees at exercise prices of $0.70 and $0.33, the fair market value of the stock on those dates, respectively. These options were canceled during 2005.

	2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding beginning of year	11,723,000	$0.278	9,660,500	$0.186
Granted	-0-	-0-	2,300,000	$0.652
Exercised	-0-	-0-	(237,500)	$0.170
Canceled	(2,300,000)	$0.652	-0-	-0-
Outstanding end of year	9,423,000	$0.186	11,723,000	$0.278

Exercisable at December 31	9,423,000	$0.186	9,423,000	$0.186

Available for grant at December 31	5,577,000		3,277,000

The following table summarizes the stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.186	9,423,000	8 Years	$0.186	9,423,000	$0.186

The fair value of options granted during 2004 was calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 200.0%; risk-free interest rate of 3.91%; and expected lives of 10 years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2005 and 2004, no stock options had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

11.	Commitments and Contingencies

On October 1, 2002, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $195,000 and $185,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. For the years ended December 31, 2005 and 2004, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

On November 1, 2002, the Company’s Chief Technology Officer (“CTO”) entered into an employment agreement with Sequiam Software. The agreement has an initial term of two years with automatic one-year renewals. The agreement provides for compensation in the form of minimum annual salary of $75,000 and allows for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract.

On March 1, 2005, the President of two of the Company's subsidiaries entered into employment agreements with Sequiam Biometrics, Inc. and Constellation Biometrics Corp. The agreements have an initial term of two years. The agreements provide for compensation in the form of minimum annual salary of $36,000 and $60,000, respectively and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contracts.

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

On December 21, 2004, the Company entered into a Letter Agreement with Chapman Spira & Carson, LLC (“Chapman”), pursuant to which Chapman agreed to provide various consulting, investment banking and business development services for the Company.  On or about September 28, 2005, Chapman filed a complaint in United States District Court for the Southern District of New York, asserting claims for breach of contract and unjust enrichment.  Chapman alleges that, notwithstanding its purported provision of services under the Letter Agreement between it and the Company, the Company failed to properly compensate Chapman for those services.   The Company claims that none of those services were actually provided by Chapman.  Chapman is seeking compensatory damages of $1,019,060, costs, including attorney's fees, 500,000 shares of common stock and a warrant to purchase 6,195,000 shares of stock at $0.26 per share.  The Company believes that Chapman's claims are without merit and intends to vigorously defend itself against these allegations.

The Company currently operates without directors’ and officers’ insurance and is at risk for those types of losses.

12.	Supplemental Cash Flow Information

	Year ended December 31,
	2005	2004
Supplemental cash flow information:
Cash paid for interest	$107,159	$124,358

Non-cash investing and financing activities:

Accounts payable converted to notes payable	-	$150,000
Leasehold improvements financed	-	$338,501
Refinance notes payable	$1,350,000	-
Notes payable and long-term debt converted to common stock	$997,780	-
Discount on debt	$849,380	$1,216,868
Discount on mandatorily redeemable preferred stock	$1,004,625	-
Loan costs unpaid at end of year	$51,704	-
Loan costs paid with warrants	-	$49,333
Common shares issued for acquisition of Telepartners, Inc. assets and liabilities assumed	-	$15,068
Common shares issued for acquisition of Constellation Biometrics Corporation	$175,000	-

13.	Operating Segments

Pursuant to FAS 131, the Company defines an operating segment as:

•	A business activity from which the Company may earn revenue and incur expenses;

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

The Safety and Security segment provides fingerprint biometric access control systems technology and fingerprint identification technology.

The table below presents certain financial information by business segment for the year ended December 31, 2005.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers (2)	$386,141	$239,779	625,920	$-	625,920

Interest expense	114	-	114	(1,732,558)	(1,732,444)
Depreciation and amortization	294,638	246,631	541,269	-	541,269

Segment loss	(678,561)	(1,344,164)	(2,022,725)	(3,407,935)	(5,430,660)
Segment assets (1) (2)	421,072	1,340,394	1,761,466	1,731,956	3,493,422

The table below presents certain financial information by business segment for the year ended December 31, 2004.

	Information Management	Safety and Security	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$165,729	$99,765	$265,494	$-	$265,494
Interest expense	(61,154)	-	(61,154)	(1,288,682)	(1,349,836)
Depreciation and amortization	353,241	207,408	560,649	71,331	631,980
Segment loss	(2,486,939)	(409,682)	(2,896,621)	(2,950,396)	(5,847,017)
Segment assets (1)	1,403,164	469,470	1,872,634	643,021	2,515,655

(1)  Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)  Revenue of $154,661 and assets of $109,711 were attributable to Biometric Security (Pty) Ltd., a subsidiary of Constellation Biometrics Corporation, whose operations are located in South Africa. Constellation Biometrics Corporation is a subsidiary of the Company.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table shows the positions held by our current board of directors and executive officers. Our directors serve for a three-year term that expires at every third regular annual meeting of our shareholders, and until such directors’ successors are elected and qualified.

Name	Age	Position
Nicholas H. VandenBrekel	41	Chairman, President and CEO; Director
Mark L. Mroczkowski	52	Senior Vice President and CFO; Director
James C. Stanley	67	Director
Alan McGinn	45	Vice President and CTO
Kevin Henderson	36	President of Sequiam Biometrics, Inc. and Constellation Biometrics Corporation

Nicholas H. VandenBrekel. Mr. VandenBrekel is our founder and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in 2001. Mr. VandenBrekel served as a consultant from 1997 to 1999. Mr. VandenBrekel has an extensive background in both military service as well as entrepreneurial venues. He is a native of the Netherlands and a permanent resident of the United States. Mr. VandenBrekel has been the President and Chief Executive Officer of Brekel Group, Inc. for the last two years and was the President of Sequiam, Inc. In the course of his assignments, Mr. VandenBrekel has been responsible for all aspects of, business development, teaching and operations, including strategic planning, product and service development, marketing, and sales and staff development. Mr. VandenBrekel speaks several languages and has been a public speaker for many years. Mr. VandenBrekel continuously displays a strong ability to merge both North American business culture with that of Europe and the Far East. Mr. VandenBrekel has a degree in communications from the OPS Academy Royal Netherlands Navy and is a licensed Helicopter Aviator. Mr. VandenBrekel also holds degrees and diplomas in electronics and the martial arts. Mr. VandenBrekel received the 2001 businessman of the year award from the National Republican Congressional Committee’s Business Advisory Council.

Mark L. Mroczkowski. Mr. Mroczkowski has served as our Senior Vice President, Chief Financial Officer and as one of our directors since our inception in 2001 and as Chief Financial Officer for Brekel Group, Inc. since June 2000. Mr. Mroczkowski  has an extensive business background. Mr. Mroczkowski was the Chief Financial Officer of GeoStar Corporation from 1994 until 2000. From 1975 until 1994, Mr. Mroczkowski practiced public accounting with several large accounting firms and ultimately formed his own successful firm. Mr. Mroczkowski holds a B.S. degree in Accounting from Florida State University, he is a Certified Public Accountant licensed in Florida and a licensed commercial pilot. Mr. Mroczkowski has a strong background in finance and financial management from his twenty-five years of practice. Mr. Mroczkowski managed private placements, debt financing and Initial Public Offering preparations for a number of firms. Mr. Mroczkowski has also managed audit, tax and consulting engagements for a variety of organizations.

James C. Stanley. Mr. Stanley served as President of Sequiam Biometrics, Inc. from April 21, 2003 until April 21, 2005 and has served as a one of our directors since May 21, 2003. Since 2001, Mr. Stanley also serves as the Vice President of Finance for Quasar Group, Inc. Prior to joining the Quasar Group, Inc., Mr. Stanley worked with J.C. Stanley and Associates from 1997 to 2001. Mr. Stanley has held many important management positions as well as owned and operated his own businesses. Among his accomplishments is the formation of an investment advisory firm that was sold to Bache & Company. He also owned an advertising agency in New York, whose clients included Citicorp, Penske Racing, Hilton International, Holland American Lines and Banco Popular. Mr. Stanley built, owned and operated Hilton Ski Resort in Breckenridge, Colorado. Currently, Mr. Stanley is the founder of Concord Communications, Inc. which is a joint venture with AT & T. Mr. Stanley serves on numerous boards, including Vice Chairman of the International Center for Religion and Diplomacy, Washington, DC. Mr. Stanley is a well-versed and sought after consultant on business development, mergers and acquisitions. During the last five years, Mr. Stanley has served as a Director and a principal in the Quasar Group, Inc., and prior to our acquisition of Smart Biometrics, Inc, Mr. Stanley served as Chairman of that company. Mr. Stanley has a BA and an MBA from the University of Virginia.

Alan McGinn. Mr. McGinn has served as our Chief Technology Officer since March 1, 2003. Previously, Mr. McGinn had been President of W.M.W. Communications, Inc., d/b/a Access Orlando since 1995. During that time, he also served as a consultant to SMART Biometrics. From 1984 to 1995, Mr. McGinn was a Senior Design Engineer at Lockheed Martin. While at Lockheed Martin, Mr. McGinn designed the night vision system for the Apache Helicopter. Mr. McGinn’s other significant designs included: Microcontroller-based servo control system; Laser tracker controller with a 1553 bus interface; Microcontroller based control panel for helicopter navigation; CCD camera with real time image processing; and Fiber Optic communications link and tracker interface. Mr. McGinn has a B.S. Degree in Electrical Engineering from the University of Tennessee and an M.S. Degree in Electrical Engineering from the University of Central Florida.

Kevin Henderson. Mr. Henderson is the former President of Bioidentix, Inc. and has accepted the position of Vice President for Sequiam Corporation and President of Sequiam Biometrics, Inc. and Constellation Biometrics, Inc. effective March 1, 2005. Mr. Henderson will handle business development and product development. Previously, Mr. Henderson has developed numerous biometric, smart card and software products and operated a large IT firm in Houston, Texas. Kevin has also held positions as US territorial representative for Inmos Semiconductor, CTO of the PAR Worldwide Group and appeared as guest host on the syndicated radio show 'CPU' for NBC radio.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

We have adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller and other finance organization employees. A copy of the Code of Ethics will be provided to you, free of charge, upon your written request to the Company sent to the attention of Mark L. Mroczkowski, Sequiam Corporation, 300 Sunport Lane, Orlando, Florida 32809.  If we make any substantive amendments to the Code of Ethics, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or wavier in a report on Form 8-K.

ITEM 10.	EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
				AWARDS
Name & Principal Position	Year	Salary	Other Annual Compensation (2)	Securities Underlying Options/SARs (3)	All Other Compensation
Nicholas
VandenBrekel,	2005	$195,000	$14,400
President, CEO,	2004	$194,375	$14,400
Chairman (1)	2003	$185,000	$14,400	5,000,000
Mark Mroczkowski,
Corporate Secretary,	2005	$185,000	$12,000
Senior Vice	2004	$184,375	$12,000
President, Treasurer	2003	$175,000	$12,000	4,000,000
and CFO (1)

Footnotes:

(1)  None of the annual salary amounts shown were paid in 2003 and remained accrued at December 31, 2003. In 2004 $125,000 was paid and $69,375 was accrued to Nicholas VandenBrekel and $118,750 was paid and $65,625 was accrued to Mark Mroczkowski. In 2005 $96,667 was paid and $98,333 was accrued to Nicholas VandenBrekel and $95,833 was paid and $89,167 was accrued to Mark Mroczkowski.

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

Compensation of Directors

None of our directors received compensation for their service as directors during the fiscal year ended December 31, 2005.

Employment Contracts and Change-In-Control Arrangements

On October 1, 2002, Mr. VandenBrekel and Mr. Mroczkowski entered into amended and restated employment agreements with us and our subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000, respectively, and allow for bonuses in cash, stock or stock options and participation in our benefit plans. No bonuses have been paid and no criteria for determining bonuses has been established by our directors. We do not intend to pay bonuses for the calendar year 2005. Full time employment is a requirement of the contract. In the event that a change in control of any related company occurs without the prior approval of our then existing Board of Directors, then these contracts will be deemed terminated and we will owe termination compensation to each employee consisting of a $5 million lump sum cash payment plus five annual payments of $1 million, each. Each of Mr. VandenBrekel and Mr. Mroczkowski may terminate their respective employment agreement without cause upon 30-day advance written notice.

Mr. Alan McGinn was hired as our CTO, pursuant to an employment agreement dated as of December 1, 2002. Mr. McGinn did not begin to earn compensation until March 1, 2003. Pursuant to our agreement with Mr. McGinn, he will earn a base salary of $75,000, and we are obligated to adopt a qualified stock option plan for our senior executive officers that will include the following stock options to Mr. McGinn: 500,000 shares of our common stock, to be vested one-third (1/3) at the end of twelve (12) months, and one-third (1/3) at the end of each subsequent twelve-month period. Each option will expire five (5) years after we adopt the plan. The option price per share will equal the average closing trading price per share for the ten (10) day trading period immediately preceding the granting of the options. If we do not adopt a qualified stock option plan by June 30, 2003, the employee may elect to participate in a plan adopted after June 30, 2003, or, receive a cash compensation payment intended to similarly compensate Mr. McGinn as if the stock option plan had been adopted. Mr. McGinn may terminate his employment agreement without cause upon 30-day advance written notice.

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

The table below sets forth, as of March 14, 2006, certain information with respect to the beneficial ownership of our common stock by each person whom we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Except as otherwise set forth below, the address of each of the persons listed below is 300 Sunport Lane, Orlando, Florida 32809.

	Common Stock Beneficially Owned (1)
Name	Number of Shares of Common Stock	Percentage of Class Beneficially Owned
Nicholas H. VandenBrekel	23,472,523(2)	36.42%
Mark L. Mroczkowski	9,104,523(3)	14.12%
Officers and Directors as a group (three persons)	33,120,517	51.38%
Walter H. Sullivan, III
4 Embarcabero Center Suite 1570
San Francisco, California 94111	12,431,202(4)	19.29%
Lee Harrison Corbin, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-Fact for the Trust Under the Will of John Svenningsen
33 Whitney Avenue
Lower Level
New Haven, CT 06510	10,028,388(5)	15.56%

(1)
For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding includes (i) 64,458,321 shares outstanding at March 14, 2006, and (ii) shares issuable by the Company pursuant to options and warrants held by the respective persons which may be exercised within 60 days following March 14, 2006. The shares issuable pursuant to options and warrants are considered to be outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 5,000,000 shares that may be acquired upon exercise of stock options.

(3)	Includes: (a) 4,000,000 shares that may be acquired upon exercise of stock options; and (b) 294,118 shares owned by Mr. Mroczkowski’s former wife, of which he disclaims beneficial ownership.

(4)	Includes 8,784,201 shares of common stock which may be issued upon exercise of outstanding warrants and 3,647,001 that are held of record.

(5)
Includes: (a) 2,028,388 shares of common stock that are held of record and (b) 8,000,000 shares that may be acquired upon the exercise of outstanding common stock purchase warrants. Although 6,000,000 shares may be acquired upon the exercise of a common stock purchase warrant, such warrant contains a provision which restricts the Trust from beneficially owning in excess of 4.99% of our outstanding shares of common stock provided that the Trust can waive this restriction on 75 days notice to the Company. See “Principal and Selling Shareholders” and “Description of Securities.”

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders (1)	9,423,000	$0.186	5,577,000
Equity compensation plans not approved by security holders	0	0	0
Total	9,423,000	$0.186	5,577,000

Footnotes:

(1)    On September 23, 2003, we adopted the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan, both of which have been approved by the stockholders. The Stock Incentive Plan is intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to our companies to receive certain options to purchase our common stock and to receive grants of our common stock, subject to certain restrictions. The maximum number of shares of our common stock that may be issued pursuant to these plans shall be 14,000,000 and 1,000,000, respectively.

We may grant stock options in such amounts, at such times, and to the employees nominated by our management and as they may determine in their discretion. Stock options granted under this plan may qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986.

The exercise prices of the stock options are the fair market value of the common stock on the date the stock option is granted; provided, however, for designated non-statutory stock options, we may determine an exercise price at, above or below fair market value. If an employee holds greater than ten percent of the total voting power of either our common stock or preferred stock, then we may set the exercise price for any incentive stock options granted to such person to at least 110 percent of the fair market value of the common stock on the date of the grant of the option. Stock options have a term of 10 years or such shorter period as we may determine.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness

On February 1, 2002, and again in February 2005, Mark L. Mroczkowski, our Chief Financial Officer and a shareholder, loaned Sequiam Software, Inc. $50,000.  Interest is payable at 6%.  As of December 31, 2005, the balance due under this loan was $100,000 payable on demand together with accrued interest of $8,500.

Nicholas H. VandenBrekel, our President, Chief Executive Officer and majority shareholder, has advanced money to us and Sequiam Software, Inc. under demand notes.  As of December 31, 2005, we owed $361,648 on these notes, plus accrued interest of $31,370.  The notes bear interest at 2% per annum and are due on demand.

On May 18, 2005, we closed a debt transaction with Lee Harrison Corbin, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-Fact for the Trust Under the Will of John Svenningsen, pursuant to which the Trust consolidated $1.55 million in existing unsecured debt owed by us to the Trust and provided $2.1 million in additional financing for a total of $3,650,000 (as consolidated with the $200,000 promissory note described below). The Trust is one of our principal shareholders (See Item 11).

The $3,650,000 promissory note issued to the Trust has a term of two years. Eight percent (8%) interest shall be payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly amortization payments shall commence on May 10, 2006, at the rate of $75,000. The Trust’s promissory note is secured by all of our assets.

In connection with the loan: (a) the Trust delivered $1,000,000 of the above loan to Laurus Master Fund, Ltd., a Cayman Islands company in full settlement of an outstanding secured convertible term note; and (b) we issued a warrant to Laurus exercisable into 1,500,000 shares of our common stock at an exercise price of $0.23 per share. In return for receiving the $1,000,000 and the warrant, Laurus, the Trust and we entered into that certain Assignment, Assumption and Release, dated as of May 18, 2005, pursuant to which, Laurus assigned all of its rights, liabilities and obligations under our original financing arrangement with Laurus, and all documents related thereto, to the Trust. In addition, Laurus released us from all liability whatsoever under our previous financing arrangement, and all documents related to that transaction, except for any terms which may survive the assignment.

In connection with the loan, the Trust received a warrant to purchase up to 6,000,000 shares of our common stock at prices ranging from $0.20 per share to $0.30 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. We also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the exercise of each of the warrants issued to the Trust and Laurus.

Concurrently with the Constellation acquisition (described below), we assumed an outstanding promissory note made by Constellation in favor of the Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-Fact for the Trust Under the Will of John Svenningsen in the principal amount of $200,000 and dated March 23, 2005, a majority of the proceeds of which had been loaned to us by Constellation. The $200,000 Note was consolidated with the $3,450,000 promissory note made by us in favor of the Trust on May 18, 2005, and will be subject to the same terms and conditions as the $3,450,000 Note, including without limitation, the security provisions of the $3,450,000 Note inclusive of the Master Security Agreement dated May 18, 2005, the Stock Pledge Agreement dated May 18, 2005, a Subsidiary Guaranty to be executed by Constellation, and any and all other documents executed in connection with the $3,450,000 refinancing described above.

In accordance with the terms of the $200,000 Note, we also issued to the Trust a common stock purchase warrant for 600,000 shares of our common stock at an exercise price of $0.14 per share, which warrant has a term commencing as of March 24, 2005 and expiring on March 24, 2010.

Acquisitions

On June 7, 2005, we acquired Constellation Biometrics Corporation, effective May 31, 2005, pursuant to a stock purchase agreement dated May 31, 2005 by and among us, Constellation and the shareholders of Constellation. Constellation is the parent company for a wholly owned subsidiary: Biometrics Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African Company engaged in the development, marketing and sale of biometric technology products. As a result, Constellation's results of operations may be negatively affected by events which may occur in South Africa, including wars, political upheaval, terrorism, general economic conditions and changes in applicable law, changes in currency exchange rates may also affect the results of Constellation's operations. We acquired Constellation for its intellectual property and products presently in the marketplace including: BioWeb, BioTools, BioTag, BioRegister, BioAccess Server and Bio Access Door Controller. We also acquired them for their technical expertise, existing revenues and for their customer base in South Africa that includes: Ford Motor Company, ActivCard, Receiver of Revenue - South Africa, Shell Oil, Hewlett Packard, Rhodes University, Stellnbosh University and others. We believe that Constellation will increase our existing revenue and customer base in the current and subsequent years.

By way of background information leading up to the Constellation acquisition, Constellation was formed in December 2004 by certain of our principal equity holders for the specific purpose of acquiring, for our benefit, all of the assets of Biometric Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African company, engaged in the development, marketing and sale of biometric technology products. Biometric Security is now a wholly-owned subsidiary of Constellation as a result of the asset acquisition which was effected in February 2005. The purchase price for the assets of Biometric Security was effectively $585,000, paid by Constellation as follows: (a) $100,000 cash, (b) promissory note made by Constellation to Biometric Security in the principal amount of $440,000, and (c) 250,000 shares of Sequiam common stock valued at $45,000 or $0.18 per share, the closing sale price of our common stock on the date of closing the Biometric asset acquisition.

We viewed the purchase of assets from Biometric Security as a necessary and strategic acquisition. However, due to cash constraints, we did not have the ability to acquire Biometric Security at that time. It was therefore determined by our management to be in our best interests that they and certain other of our beneficial owners form and fund Constellation for the purpose of executing the Biometric asset acquisition. At such time as we had obtained additional funding or refinanced our existing loan with Laurus Master Fund, we would purchase Constellation from our shareholders and management at a purchase price that was the equivalent value of the cash and Sequiam common stock they advanced to or for the benefit of Constellation. The shareholders of Constellation were Nicholas VandenBrekel and Mark Mroczkowski (each of whom is an officer, director and a principal shareholder of us); and Walter H. Sullivan III, Lee Harrison Corbin, and Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-Fact for the Trust Under the Will of John Svenningsen (each of whom is a beneficial owner of our common stock).

Certain Equity Holdings

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

Footnotes:

(1)  At the time of the transaction, Nicholas H. VandenBrekel served as an officer and director of Brekel Group, Inc., and therefore 15,000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held by Brekel Group, Inc. were returned to treasury and cancelled upon our acquisition of Brekel Group, Inc. in July 2002.

(2)  At the time of the transaction, Mark Mroczkowski served as an officer and director of Brekel Group, Inc., and therefore 5,5000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held by Brekel Group, Inc. were returned to treasury and cancelled upon our acquisition of Brekel Group, Inc. in July 2002.

In July 2002, we acquired Sequiam Sports, Inc. (formerly known as Brekel Group, Inc.) in a tax-free exchange of stock. The following table shows the number of shares received by our directors and executive officers as a result of this transaction.

Name	Common Stock Before Closing	Percent of Class(1)	Common Stock After Closing	Percent of Class(2)
Nicholas H. VandenBrekel	15,000,000(3)	61.90%	18,500,000	76.37%
Mark Mroczkowski	5,500,000(4)	22.70%	4,957,000	20.46%
James W. Rooney	500,000	2.06%	526,666	2.17%
Brekel Group, Inc.	1,000,000	4.13%	0	0%

Footnotes:

(1)  Based upon 24,223,000 shares issued and outstanding prior to closing.

(2)  Based upon 24,224,172 shares issued and outstanding after closing.

(3)  At the time of the transaction, Nicholas H. VandenBrekel served as an officer and director of Brekel Group, Inc., and therefore 15,000,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held by Brekel Group, Inc. were returned to treasury and cancelled upon our acquisition of Brekel Group, Inc. in July 2002.

(4)  At the time of the transaction, Mark Mroczkowski served as an officer and director of Brekel Group, Inc., and therefore 5,500,000 shares includes 1,000,000 shares issued to Brekel Group, Inc. The 1,000,000 shares held by Brekel Group, Inc. were returned to treasury and cancelled upon our acquisition of Brekel Group, Inc. in July 2002.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger.[1]
2.2	Stock Exchange Agreement and Plan of Reorganization.[2]
2.3	Asset Purchase Agreement.[3]
2.4
Agreement and plan of acquisition between Fingerprint Detection Technologies, Inc., a Florida corporation, UTEK Corporation, a Delaware corporation, and Sequiam Corporation, Inc., a California corporation.[4]

2.5	Asset Purchase Agreement with Smart Biometrics, Inc.[5]
2.6	Asset Purchase Agreement with Telepartners, Inc.[6]
2.7	Stock Exchange Agreement and Plan of Reorganization among Sequiam Corporation and the Shareholders of Brekel Group, Inc., dated June 17,2002[7]
2.8	Asset Purchase Agreement by and between Constellation Biometrics Corporation and Biometric Security (PTY), LTD, dated effective as of February 28, 2005.[27]
2.9	Stock Purchase Agreement, dated as of and effective May 31, 2005, by and among Sequiam Corporation, Constellation Biometrics, Inc., and the shareholders of Constellation Biometrics, Inc.[27]
3.1	Articles of Incorporation (Charter Document).[8]
3.2	Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002.[9]
3.3	Certificate of Amendment to Articles of Incorporation of Sequiam Corporation, dated January 6, 2003.[31]
3.4	Certificate of Amendment to Articles of Incorporation of Sequiam Corporation, dated December 8, 2005.[31]
3.5	Bylaws.[8]
3.6	Amendment to our Bylaws, dated July 18, 2002.[10]
4.1	Registration Rights Agreement, dated April 27, 2004, by and between Sequiam Corporation and Laurus Master Fund, Ltd.[13]
4.2	Securities Purchase Agreement, dated May 18, 2005, between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]
4.3	Registration Rights Agreement, dated May 18, 2005, by and between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]
4.4	Common Stock Purchase Warrant, dated May 18, 2005, issued by Sequiam Corporation, in favor of Laurus Master Fund, Ltd.[26]
4.5	Common Stock Purchase Warrant, dated May 18, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]
4.6
Amended and Restated Common Stock Purchase Warrant dated May 20, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]

4.7	Amended and Restated Common Stock Purchase Warrant dated May 20, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin.[26]
4.8	Stock Purchase Agreement, dated as of and effective May 31, 2005, by and among Sequiam Corporation, Constellation Biometrics, Inc., and the shareholders of Constellation Biometrics, Inc.[27]
4.9	Common Stock Purchase Warrant, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen[27]
4.10	Securities Purchase Agreement dated November 30, 2005, between Sequiam Corporation and the Purchasers.[28]
4.11	Certificate of Determination of Preferences Rights and Limitations of Series A 9% Convertible Preferred Stock, dated November 30, 2005.[28]
4.12	Registration Rights Agreement, dated November 30, 2005, by and between Sequiam Corporation and the Purchasers.[28]
4.13	Common Stock Purchase Warrant dated November 30, 2005.[28]
4.14	Certificate of Determination of Preferences Rights and Limitations of Series A 9% Convertible Preferred Stock, dated December 9, 2005.[29]
10.1	Demand Promissory Note made by Sequiam, Inc. (a/k/a Sequiam Software, Inc.) payable to Nicholas H. VandenBrekel, dated June 30, 2002, in the principal amount of $301,000.[15]
10.2	Demand Promissory Note made by Sequiam Software, Inc. payable to Brekel Group, Inc. (a/k/a Sequiam Communications, Inc.), dated June 30, 2002, in the principal amount of $396,158.[15]

10.3	Employment Agreement with Nicholas Van den Brekel.[9]
10.4	Employment Agreement with Mark Mroczkowski.[9]
10.5	Amended and Restated Employment Agreement with Nicolas Van den Brekel.[14]
10.6	Amended and Restated Employment Agreement with Mark Mroczkowski.[14]
10.7	Employment Agreement with Alan McGinn.[14]
10.8	Put and Call Agreement, dated April 16, 2003.[16]
10.9	Agreement with World Olympians Association[17]
10.10	Agreement of Accord and Satisfaction, dated January 29, 2004[18]
10.11	Promissory Note, dated January 29, 2004, made by Sequiam Corporation in favor of La Jolla Cove Investors, Inc.[18]
10.12	Continuing Personal Guaranty, dated January 29, 2004[18]
10.13	Asset Purchase Agreement dated June 1, 2003, between Sequiam Software, Inc. and Great Barrier Reef, Inc.[19]
10.14	Subscriber Acquisition Agreement dated December 11, 2003, between Sequiam Software, Inc. and Internet Junction Corporation.[19]
10.15	Letter Agreement dated December 5, 2003, between Sequiam Corporation and The Eversull Group, Inc.[19]
10.16	Letter Agreement dated December 3, 2003, between Sequiam Corporation and The Research Works, Inc.[19]
10.17	License Agreement for Use of Co-location Space, dated November 2003, between Sequiam Software, Inc. and FDS Telecommunications, L.P.[19]
10.18	Exclusive Patent License Agreement, between Fingerprint Detection Technologies, Inc. and Westinghouse Savannah River Company LLC.[19]
10.19	Memorandum of Agreement, dated August 27, 2003, between Sequiam Biometrics, Inc. and T&N Enterprises[23]
10.20	2003 Employee Stock Incentive Plan[20]
10.21	2003 Non-Employee Directors and Consultants Stock Plan[20]
10.22	Securities Purchase Agreement, dated April 27, 2004, between Sequiam Corporation and Laurus Master Fund, Ltd.[18]
10.23	Secured Convertible Term Note, dated April 27, 2004, made by Sequiam Corporation in favor of Laurus Master Fund, Ltd.[13]
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

10.33	Incremental Funding Side Letter, dated April 27, 2004, by and between Sequiam Corporation and Laurus Master Fund, Ltd.[13]
10.34	Subordination Agreement, dated April 27, 2004, by and among Mark Mroczkowsi, Nick VandenBrekel and Laurus Master Fund, Ltd.[13]

10.35	Funds Escrow Agreement, dated April 27, 2004, by and by and among Sequiam Corporation, Laurus Master Fund, Ltd. and Dechert LLP.[13]
10.36	License Agreement between Sequiam Biometrics, Inc. and Security Marketing Group, LLC[21]
10.37	Lease Agreement by and between Sequiam Sports, Inc. and EastGroup Properties, L.P.[23]
10.38	Promissory Note, dated as of July 1, 2004, made by Sequiam Corporation in favor of EastGroup Properties, L.P.[23]
10.39	Developer’s License Agreement, dated as of July 15, 2004, by and between Sequiam Corporation and Blackboard, Inc.[23]
10.40	Agreement, dated as of August 19, 2004, by and between Sequiam Corporation and the National Rifle Association of America.[23]
10.41	Promissory Note, dated as of September 7, 2004, made by Sequiam Corporation in favor of Eagle Funding, LLC[23]
10.42	Promissory Note, dated as of September 30, 2004, made by Sequiam Corporation in favor of Lee Harrison Corbin[23]
10.43	Promissory Note, dated as of September 30, 2004, made by Sequiam Corporation in favor of Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen [23]
10.44	Employment Agreement with David Dobkin[23]
10.45	Employment Agreement with Marianne Morrison[23]
10.46	Amendment and Waiver to Securities Purchase Agreement, dated as of October 27, 2004, by and between Sequiam Corporation and Laurus Master Fund, Ltd.[23]
10.47	Promissory Note, dated as of November 19, 2004, made by Sequiam Corporation in favor of Walter H. Sullivan, III.[24]
10.48	Non-Exclusive Reseller Agreement with IKON Office Solutions, Inc. (Portions of this Agreement have been omitted pursuant to a request for confidential treatment)[25]
10.49
Amended, Restated and Consolidated Senior Secured Term Note, dated May 18, 2005, made by Sequiam Corporation in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]

10.50
Amended and Restated Master Security Agreement, dated May 18, 2005, by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Laurus Master Fund, Ltd.[26]

10.51
Amended and Restated Subsidiary Guaranty, dated May 18, 2005, by and among Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc., and Fingerprint Detection Technologies, Inc. [26]

10.52
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. [26]

10.53
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Software, Inc. and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]

10.54
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Sports, Inc. and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen[26]

10.55
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Biometrics, Inc and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]

10.56
Amended and Restated Stock Pledge Agreement, dated May 18, 2005 by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]

10.57	Subordination Agreement, dated May 18, 2005, by and among Mark Mioczkowsi, Nick VandenBrekel and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. [26]
10.58	Subordination Agreement, dated May 18, 2005, by and between Eagle Funding, LLC and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[26]
10.59	Assignment, Assumption and Release, dated as of May 18, 2005, by and among Assignment, Assumption and Release, Sequiam Corporation and Laurus Master Fund, Ltd.[26]

10.60	Debt Conversion Agreement, dated May 20, 2005, by and between Sequiam Corporation and Lee Harrison Corbin.[26]
10.61	Debt Conversion Agreement, dated May 20, 2005, by and between Sequiam Corporation and Walter H. Sullivan.[26]
10.62	Promissory Note dated March 7, 2005 from Sequiam Corporation in favor of Eagle Funding, LLC (renewal note).[26]
10.63	Letter agreement dated May 17, 2005 from EastGroup Properties.[26]
10.64
Promissory Note in the principal amount of $200,000, made on March 23, 2005 by Constellation Biometrics Corporation in favor of Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen (and assumed by Sequiam Corporation under that certain Stock Purchase Agreement dated as of and effective May 31, 2005 and referenced above).[27]

10.65	Asset Purchase Agreement by and between Constellation Biometrics Corporation and Biometric Security (PTY), LTD, dated effective as of February 28, 2005.[27]
10.66	Promissory Note dated February 28, 2005, in the principal amount of $440,000, made by Constellation Biometrics Corporation in favor of Biometric Security (PTY) LTD.[27]
10.67	Escrow Deposit Agreement, dated November 30, 2005, by and between Sequiam Corporation and vFinance Investments, Inc.[28]
10.68
Exclusive Co-Operative Development and Supply Agreement between Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation, and Kwikset Corporation effective September 13, 2005 (Portions of this Agreement have been omitted pursuant to a request for confidential treatment)[30]

10.69	Employment Agreement with Kevin Henderson*
10.70	Employment Agreement with Kevin Henderson*
21.1	Subsidiaries.*
31.1	Certification Of Chief Executive Officer Pursuant To 15d-14.*
31.2	Certification Of Chief Financial Officer Pursuant To 15d-14.*
32.1	Certification Of Chief Executive Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.*
32.2	Certification Of Chief Financial Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.*
___________________________________

*  Filed herewith

[1]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2002.

[2]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2002.

[3]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2003.

[4]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 19, 2003.

[5]	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 23, 2003.

[6]	Incorporated by reference from our Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on October 3, 2003.

[7]	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2002.

[8]	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 13, 2000.

[9]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 20, 2002.

[10]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2002.

[12]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2003.

[13]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2004.

[14]	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 28, 2003.

[15]	Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on February 20, 2003.

[16]	Incorporated by reference from our Amended Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on April 18, 2003.

[17]	Incorporated by reference from our Amended Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on June 13, 2003.

[18]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004.

[19]	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004.

[20]	Incorporated by reference from our Form S-8 filed with the SEC on September 30, 2003.

[21]	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

[22]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2004.

[23]	Incorporated by reference from our Form SB-2/A filed with the SEC on November 5, 2004.

[24]	Incorporated by reference from our Form SB-2/A filed with the SEC on December 12, 2004.

[25]
Incorporated by reference from our Quarterly Report on 10-QSB, filed with the Securities and Exchange Commission on May 23, 2005 and our Quarterly Report on 10-QSB/A, filed with the Securities and Exchange Commission on February 2, 2006.

[26]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2005.

[27]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2005.

[28]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2005.

[29]	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 19, 2005.

[30]	Incorporated by reference from our Quarterly Report on 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.

[31]	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We were billed $64,963 for the fiscal year ended December 31, 2005, and $96,665 for the fiscal year ended December 31, 2004, for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statements.

Audit Related Fees

We were billed $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2004, for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

We were billed $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2004, for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

There were no other products or services rendered by our principal accountant during the last two fiscal years that were not included in paragraphs (a), (b) or (c) above.

The appointment of Tedder, James, Worden & Associates, P.A. was approved by the Board of Directors as the principal auditors for the Company. The members of the Company’s Board of Directors, currently serve as the audit committee until the Company is able to recruit independent directors with the appropriate financial experience and/or background to serve on such committee and who are truly independent from internal and external influences, as well as independent under NASDAQ or AMEX rules. When independent directors with the appropriate financial background join the Board of Directors, the Board of Directors plans to establish a formal audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: April 14, 2006

By: /s/ Nicholas H. VandenBrekel

Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2006

By: /s/ Nicholas H. VandenBrekel

Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

By: /s/ Mark Mroczkowski

Mark L. Mroczkowski, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Senior Vice President and Treasurer