Form 10QSB
period 2006-03-31
SEQUIAM CORP
filed 2006-05-15
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 333-45678

SEQUIAM CORPORATION
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0875030 (I.R.S. Employer Identification No.)

300 Sunport Lane, Orlando, Florida 32809
(Address of principal executive offices)

407-541-0773
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

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
Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 1, 2006 was 66,529,416.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

FORM 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash	$57,154	$763,197
Receivables, net	184,114	180,892
Inventory	408,896	78,531
Total current assets	650,164	1,022,620
Property and equipment, net	1,043,421	1,108,255
Intellectual properties, net	746,864	809,177
Product development costs	224,891	174,130
Loan costs, net	231,404	253,098
Receivables	75,000	75,000
Deposits and other assets	50,540	51,142
Total assets	$3,022,284	$3,493,422

Liabilities and shareholders’ deficit
Current liabilities:
Notes payable	$20,000	$33,055
Accounts payable	593,901	295,989
Accrued expenses	553,730	528,496
Deferred rents	37,391	37,231
Current portion of long-term debt	1,280,352	1,053,016
Loans from shareholders	473,648	473,648
Accrued shareholders’ salaries	1,539,792	1,539,792
Total current liabilities	4,498,814	3,961,227
Long-term debt	3,654,374	3,868,411
Mandatorily redeemable cumulative convertible preferred stock	682,000	598,281
Total liabilities	8,835,188	8,427,919
Shareholders’ deficit:
Common shares	64,942	64,458
Additional paid-in capital	13,062,858	12,883,563
Accumulated deficit	(18,937,790)	(17,879,518)
Accumulated other comprehensive loss	(2,914)	(3,000)
Total shareholders’ deficit	(5,812,904)	(4,934,497)
Total liabilities and shareholders’ deficit	$3,022,284	$3,493,422

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues
Services	$40,738	$123,843
Product sales	106,201	5,012

Total revenues	146,939	128,855

Costs and expenses:
Cost of services	26,646	225,718
Cost of product sales	120,010	6,304
Selling, general and administrative	725,681	926,448
Gain on sale of equipment	-	(370)
Gain on restructuring of debt	(13,055)	-
	859,282	1,158,100

Loss from operations	(712,343)	(1,029,245)

Interest expense	(345,929)	(231,532)

Net loss	$(1,058,272)	$(1,260,777)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	64,458,321	49,116,164

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,058,272)	$(1,260,777)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	128,128	116,741
Accretion of debt discount	189,892	149,106
Amortization of loan costs	21,694	39,611
Issuance of common stock in exchange for services	-	351,663
Issuance of common stock in exchange for salaries	-	146,864
Issuance of stock options to employees	29,779	-
Gain on restructuring of debt	(13,055)	-
Increase in receivables	(13,139)	(906)
Increase in allowance for bad debts	9,917	-
Increase in inventory	(330,365)	-
Decrease in prepaid expenses, deposits and other assets	602	97,125
Decrease in bank overdraft	-	(24,165)
Decrease in deferred revenue	-	(6,000)
Increase in accounts payable	297,912	45,219
Increase in accrued expenses	25,234	59,499
Increase in deferred rents	160	5,383
Increase in accrued shareholders’ salaries	-	90,000
Net cash used for operating activities	(711,513)	(190,637)

Cash flows from investing activities:
Equipment purchases	(981)	-
Product development costs capitalized	(50,761)	(67,712)
Net cash used for investing activities	(51,742)	(67,712)

Cash flows from financing activities:
Proceeds from sale of common stock	150,000	-
Repayment of notes payable	-	(15,809)
Repayment of long-term debt	(92,874)	-
Proceeds from shareholder loans	-	310,000
Repayment of shareholder loans	-	(14,501)
Net cash provided by financing activities	57,126	279,690
Effect of exchange rate changes on cash	86	-

Net increase (decrease) in cash	(706,043)	21,341
Cash, beginning of period	763,197	-
Cash, end of period	$57,154	$21,341

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

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception, which have caused an accumulated deficit of approximately $18,938,000 as of March 31, 2006. In addition, the Company has consumed cash in its operating activities of approximately $711,500 and $190,600 for the three months ended March 31, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, primarily through debt and stock offerings. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business of biometric security products. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements. The accompanying condensed consolidated financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the Company included in Form 10-KSB filed for the year ended December 31, 2005. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of March 31, 2006, the Company had 47,125,590 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Principles of Consolidation

The consolidated financial statements include the accounts of the Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Accounting for Stock-Based Compensation

At March 31, 2006, the Company has two stock-based compensation plans (the “Plans”) which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based compensation cost related to the Plans was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under the Plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) “Share-Based Payment”, using the modified-prospective transition method. Under that transition method, compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Accordingly, results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the period ended March 31, 2006 was $29,779 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per common share for the period ended March 31, 2006 would have remained $0.02 if the Company had not adopted Statement 123(R). Also, there was no change in cash used in operating activities and cash provided by financing activities as a result of adopting Statement 123(R).

There would be no change in the net loss and net loss per common share for the period ended March 31, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Plans for this period. There was no share-based employee compensation cost included in net loss as reported for this period. No share-based employee compensation cost would have been included in net loss for this period if the fair value based method had been applied to all awards.

Note 3 - Capital Stock

During the three months ended March 31, 2006, the Company received $150,000 and in exchange issued, during April 2006, 483,871 of its common shares pursuant to Regulation S of the Securities Act of 1933, as amended. These common shares have been treated, for accounting purposes, as if they were issued as of March 31, 2006. This transaction was part of the Exclusive Distribution and Manufacturing Agreement entered into, effective April 15, 2006, by the Company and CJCC (China Jiangsu Construction Corporation). The purpose of this agreement is to govern the distribution of certain biometric products and services of the Company.

Note 4 - Stock Incentive Plans

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors And Consultants Stock Plan (the “Plans”). These Plans are intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the common stock subject to certain restrictions. The maximum number of shares of the common stock that may be issued pursuant to the Plans shall be 14,000,000 and 1,000,000, respectively at March 31, 2006.

The Company may grant Stock Options in such amounts, at such times, and to the employees nominated by the management of the Company in its discretion. Stock Options granted under the Plans shall constitute “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended.

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

As of March 31, 2006, no Stock Options or common stock had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

A summary of Stock Option activity under the 2003 Employee Stock Incentive Plan as of March 31, 2006, and changes during the period then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,423,000	$0.186
Granted	500,000	$0.180
Exercised	-0-	-0-
Canceled	(115,500)	$0.170
Outstanding at March 31, 2006	9,807,500	$0.186	7.8	-0-

Vested or expected to vest at March 31, 2006	9,807,500	$0.186	7.8	-0-

Exercisable at March 31, 2006	9,474,167	$0.186	7.7	-0-

The fair value of Stock Options granted during 2006 was calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 165.17% (calculated using historical volatility); risk-free interest rate of 4.02%; and expected term of 10 years. The fair value of each Stock Option is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted-average grant-date fair value of Stock Options granted was $89,337.

As of March 31, 2006, there was $59,558 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

As of March 31, 2006, no common stock had been granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

Note 5 - Contingencies

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

Note 6 - Operating Segments

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

The table below presents certain financial information by business segment for the quarter ended March 31, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$106,201	$40,738	$146,939	-	$146,939
Interest expense	-	(1,503)	(1,503)	(344,426)	(345,929)
Depreciation and amortization	69,896	15,959	85,855	42,273	128,128
Segment loss	(299,061)	(29,031)	(328,092)	(730,180)	(1,058,272)
Segment assets (1)	1,574,855	383,908	1,958,763	1,063,521	3,022,284

The table below presents certain financial information by business segment for the quarter ended March 31, 2005.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$62,512	$66,343	$128,855	-	$128,855
Interest expense	-	(23,864)	(23,864)	(207,668)	(231,532)
Depreciation and amortization	49,219	67,522	116,741	39,611	156,352
Segment loss	(349,439)	(333,913)	(683,352)	(577,425)	(1,260,777)
Segment assets (1)	154,099	1,329,648	1,483,747	868,390	2,352,137

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

Note 7 - Subsequent Events

Effective April 10, 2006, Sequiam Biometrics, Inc., a wholly-owned subsidiary of the Company, entered into an Exclusive License Agreement (the “Tacoma Agreement”) with Tacoma Technology, Inc. (“Tacoma”). The purpose of the Tacoma Agreement is to provide the conditions and terms for the manufacturing and distribution of certain biometric products of Tacoma, including all of Tacoma’s biometric sensor modules. The term of the Tacoma Agreement is six years and may be automatically renewed for additional 24-month terms unless either party provides the other with 30-days prior notice of its desire not to renew.

Effective April 15, 2006, Sequiam Biometrics, Inc. (“Biometrics”), a wholly-owned subsidiary of the Company, entered into an Exclusive Distribution and Manufacturing Agreement (the “Agreement”) with CJCC (China Jiangsu Construction Corporation). The purpose of the agreement is to provide the conditions and terms for the distribution of certain biometric products and services of Biometrics (the “Products”), including a biometric personal digital assistant.

In connection with the Agreement, CJCC will act, during the term of the Agreement, as the exclusive distributor of Products in Asia for Biometrics. In addition, Biometrics will act, during the term of the Agreement, as the exclusive biometric designer and manufacturer of the Products for CJCC.

As part of the Agreement, CJCC purchased 483,871 restricted common shares of Sequiam Corporation common stock at full market value during the three months ended March 31, 2006. Also, as part of the Agreement, Biometrics must provide three working prototypes of the Products to CJCC on or before June 30, 2006.

The term of the Agreement is five years, expiring on April 15, 2011, and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least 90-days prior to the expiration of the then current term.

On April 24, 2006, in the case of Xerox Corporation vs. Brekel Group, Inc. in the Circuit Court in and for Pinellas County, State of Florida, Xerox Corporation and Sequiam Sports, Inc. (formerly known as Brekel Group, Inc.), a wholly-owned subsidiary of Sequiam Corporation, gave joint notice of voluntary dismissal with prejudice of this matter with each party bearing its own costs and attorney fees.

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), who the Company acquired during 2002, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claimed that Brekel owed a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel had returned possession of the copiers to GE, but Brekel disputed the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. The balance of the note as of March 31, 2006 was $33,055. On April 27, 2006, GE’s successor in interest TBF Financial, LLC agreed to settle the remaining outstanding balance for $20,000, payable May 15, 2006. As a result, a gain on restructuring of debt of $13,055 was recorded for the three months ended March 31, 2006.

On April 27, 2006, Sequiam Biometrics, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement (the “JV Agreement”) with Changjiang Computer Group Corporation (“CJCGC”) and Magstone Innovation, Inc. (“Magstone”). The name of the Joint Venture is Shanghai Changjiang Intelligence Information Technology, LTD (the “JV”). The JV will be headquartered in Shanghai. The purpose of the JV Agreement is to develop and market biometric and other IT products and applications in China and other regions and to support Biometrics by providing research and development for new products. The JV Agreement grants Biometrics exclusive rights to distribute those products in North America, Europe and Africa.

The JV is owned 30% each by Biometrics and Magstone and 40% by CJCGC. The JV Agreement is subject to Chinese government approval, which is expected in approximately 45 days. Subject to the receipt of such approval, the JV expects to commence operation by June 1, 2006.

As part of the JV Agreement, Biometrics and Magstone must invest $60,000 each and CJCGC $80,000. The term of the JV Agreement is twenty years, expiring on May 31, 2026, and will be automatically renewed for additional ten-year terms unless all parties agree in writing to cease operations prior to the expiration of the then current term.

During April 2006, the Company issued 1,587,224 of its common shares as a result of the conversion of a portion of the Company’s mandatorily redeemable cumulative convertible Series A preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this 10-QSB.

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

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our biometric products; (ii) the sale and licensing of our software products (iii) consulting, custom software services and web development services; (iv) maintenance agreements in connection with the sale and licensing of software products; and (v) Internet access and web hosting services. Sales of biometric products are recognized upon delivery and completion of the sale. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and software has been delivered to the customer, (b) the license fee is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month.

The following table shows the proportion of total revenues by segment in the three month period ended March 31, 2006.

Period	Safety and Security	Information Management	Total
Three Months ended March 31, 2006	$106,201	$40,738	$146,939

Results of Operations

The following table sets forth information regarding our financial results for the three months ended March 31 for 2006 and 2005.

	Three Months Ended March 31,
	2006	2005	% Change

Revenue	$146,939	$128,855	14%
Costs of services and product sales	146,656	232,022	-37%
Selling, general and administrative	725,681	926,448	-22%
Gain on sale of equipment and restructuring of debt	(13,055)	(370)	3429%
Interest expense	345,929	231,532	49%
Net loss	$(1,058,272)	$(1,260,777)	-16%

Quarter Ended March 31, 2006 compared to Quarter Ended March 31, 2005. Unless otherwise noted, references to 2006 represent the three-month period ended March 31, 2006 and references to 2005 represent the three-month period ended March 31, 2005.

Revenues. Total revenue increased by $18,084 or 14% to $146,939 in 2006, from $128,855 in 2005. This increase was due to an increase in sales of biometric security products. Included in biometric security product sales for 2006 are the sales from Constellation Biometrics Corporation, which we acquired during the second quarter of 2005. Constellation’s 2006 sales were $100,250. The increase in total revenue from the acquisition of Constellation was partially offset by $57,500 of biometric consulting fees earned in 2005 and a $25,605 decrease in revenues earned during 2005 by our Information Management segment.

During the last few years we spent significant time acquiring and redeveloping our biometric technology products. As a result, we expect more significant sales of our biometric technology products, outside of sales by Constellation, to begin during the second quarter of 2006. In addition to our own sales efforts we are looking for other companies in the industry to whom we can license our biometric technology products.

We believe that the following developments will have a positive impact on our future revenues:

•
On September 13, 2005, Sequiam Corporation entered into a five-year, Exclusive Co-Operative Development and Supply Agreement with Black & Decker’s subsidiary Kwikset Corporation . The purpose of this agreement is to establish the business relationship between Kwikset and Sequiam in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

•
Effective April 10, 2006, Sequiam Biometrics, Inc., a wholly-owned subsidiary of Sequiam Corporation, entered into an Exclusive License Agreement with Tacoma Technology, Inc. The purpose of this agreement is to provide the conditions and terms for the manufacturing and distribution of certain biometric products of Tacoma, including all of Tacoma’s biometric sensor modules. The term of this agreement is six years and may be automatically renewed for additional 24-month terms unless either party provides the other with 30-days prior notice of its desire not to renew.

•
Effective April 15, 2006, Sequiam Biometrics, Inc. entered into an Exclusive Distribution and Manufacturing Agreement with CJCC (China Jiangsu Construction Corporation). The purpose of this agreement is to provide the conditions and terms for the distribution of certain biometric products and services of Sequiam Biometrics, Inc., including a biometric personal digital assistant. The term of this agreement is five years and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least 90 days prior to the expiration of the then current term.

•
On April 27, 2006, Sequiam Biometrics, Inc. , a wholly owned subsidiary of Sequiam Corporation, entered into a Joint Venture Agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc. . The name of the joint venture is Shanghai Changjiang Intelligence Information Technology, LTD . The joint venture will be headquartered in Shanghai. The purpose of the joint venture agreement is to develop and market biometric and other information technology products and applications in China and other regions and to support Sequiam Biometrics, Inc. by providing research and development for new products. The joint venture agreement grants Sequiam Biometrics, Inc. exclusive rights to distribute those products in North America, Europe and Africa.

We are currently in discussions with other companies for the license of our software products and we are also working with other resellers.

As a result of these developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a much smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will continue to increase throughout 2006 and thereafter as we focus our efforts on our biometric products.

Cost of Services and Product Sales. Cost of services and product sales were $146,656 in 2006 and $232,022 in 2005, a decrease of $85,366 or 37%. This decrease was primarily attributable to a decrease in the amount of depreciation and amortization expense allocated to cost of services and product sales from $156,352 in 2005 to $85,806 in 2006, a decrease of $70,546. The decrease was also a result of the increase in sales of our biometric products that is discussed above.

Selling, General and Administrative. Selling, general and administrative expenses were $725,681 in 2006 and $926,448 in 2005, a decrease of $200,767 or 22%. The significant decrease was attributed to non-cash and non-recurring expenses for investment banking, consulting and other non-payroll expenses acquired in exchange for stock totaling $351,663. The overall decrease was offset in part by stock-based compensation incurred in 2006 of $29,779, which resulted from the adoption, on January 1, 2006, of Financial Accounting Standards Board Statement No. 123(R) "Share-Based Payment" and expenses incurred by Constellation Biometrics Corporation, who we acquired during the second quarter of 2005. Selling, general and administrative expenses incurred by Constellation during 2006 were $114,386.

Our total payroll included in selling, general and administrative expenses was $309,096 for 2006 and $269,819 for 2005, an increase of $39,277 or 15%. This increase was due to (a) the hiring of additional employees in our Safety and Security segment during the latter part of 2005, (b) the addition during the second quarter of 2005 of employees resulting from the acquisition of Constellation Biometrics Corporation, (c) the hiring of an employee during the first quarter of 2006 to assist with corporate accounting and financial reporting responsibilities and (d) 2006 stock-based compensation of $29,779 that was a result of stock options that vested during 2006. The increase was partially offset by a decrease in payroll related to our Information Management segment that resulted from the change in the Company’s primary focus from the Information Management segment to the Safety and Security segment.

Gain on Restructuring of Debt. A gain on restructuring of debt of $13,055 was recognized during 2006. The gain represented the write-down of a note payable to the amount to be repaid to the lender, which was agreed to by the lender.

Interest Expense. Interest expense was $345,929 in 2006 and $231,532 in 2005, an increase of $114,397 or 49%. This increase was due to an increase in the total outstanding debt and related interest rates at March 31, 2006 as compared to March 31, 2005 and an increase in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock.

Net Losses. We incurred net losses of $1,058,272 in 2006 and $1,260,777 in 2005, a decrease of $202,505 or 16%. The decrease was due primarily to a $103,450 improvement in revenues and cost of revenues and a $200,766 decrease in selling, general and administrative expenses, partially offset by a $114,397 increase in interest expense. We expect to incur additional net losses through the second quarter of 2006 as we continue to get our biometrics products into production. We expect our cash flow to improve beginning in the second quarter of 2006 using proceeds from a preferred stock offering and from the sales of our biometric products. The Company currently estimates monthly sales of approximately $600,000 with gross margins averaging 60% or $350,000 per month are required to provide a positive cash flow.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for inventory and selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities. We need to obtain additional financing soon to continue our operations. We have engaged investment bankers to raise additional capital and we expect to secure such additional capital in a timely manner. Also, we expect our cash flow to improve during the second quarter of 2006 as a result of the sales of our biometric products.

Operating Activities

Net cash used for operating activities was $711,513 for 2006, as a result of the net loss during the period of $1,058,272 and an increase in inventory of $330,365, offset by non-cash expenses of $356,438 and an increase in accounts payable of $297,912.

Investing and Financing Activities

Net cash used for investing activities for 2006 was $51,742, consisting primarily of product development costs.

Net cash provided by financing activities for 2006 was $57,126, representing proceeds from the sale of common stock of $150,000 offset by repayments of long-term debt of $92,874.

Current liabilities of $4,498,814 exceed current assets of $650,164 by $3,848,650. Of that amount, $2,013,440 is owed to shareholders as loans and accrued but unpaid salaries under employment agreements. The officers of the Company are dedicated to its business plan and will place no undue demands on its working capital.

We anticipate sales from our products increasing to a level during 2006 where they are sufficient enough to sustain our operations. Until that time, we need to secure additional financing.

Recent Events

As discussed above, during the second quarter of 2006, our subsidiary, Sequiam Biometrics, Inc., entered into: (a) an Exclusive License Agreement with Tacoma Technology, Inc., (b) an Exclusive Distribution and Manufacturing Agreement with CJCC (China Jiangsu Construction Corporation) and (c) a joint venture agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc.

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at March 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined by Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that: (a) the Company's disclosure controls and procedures are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting (as defined by Rule 15(d)-15(f) of the Exchange Act), and there has been one significant change in the Company's internal control or in other factors that could significantly affect the Company's internal control over financial reporting during the period covered by this report. During January 2006, the Company hired a Controller to manage the Company’s accounting and financial reporting processes. The Company’s Chief Financial Officer previously held these responsibilities.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 24, 2006, in the case of Xerox Corporation vs. Brekel Group, Inc. in the Circuit Court in and for Pinellas County, State of Florida, Xerox Corporation and Sequiam Sports, Inc. (formerly known as Brekel Group, Inc.), a wholly-owned subsidiary of Sequiam Corporation, gave joint notice of voluntary dismissal with prejudice of this matter with each party bearing its own costs and attorney fees.

Sequiam Sports, Inc. entered into a note payable with Xerox Corporation in November 2000 to finance equipment. Sequiam Sports, Inc. also entered into a Document Services Agreement with Xerox Corporation on November 1, 1999, commencing April 1, 2000. During the 63-month term of the Agreement ending June 30, 2005, Xerox agreed to provide equipment and services in accordance with specified performance standards. Those standards included, among other things, a performance satisfaction guaranty by Xerox. Under the terms of that guaranty, Sequiam Sports, Inc. was able to terminate the agreement without incurring any early termination charges. Sequiam Sports, Inc. gave proper notice of such termination in March 2001. On September 3, 2002, Xerox did, contrary to the contract, assert its claim for early termination charges and for monthly minimum service charges on billings made after the termination date. On June 29, 2004, Xerox Corporation filed a lawsuit in the Circuit Court in and for Pinellas County, State of Florida. The amount in controversy was $1,573,669.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of April 15, 2006, the Company entered into an Exclusive Distribution and Manufacturing Agreement with CJCC (China Jiangsu Construction Corporation). In connection with this agreement, the Company issued to CJCC, in exchange for $150,000, 483,871 shares of the Company’s common stock pursuant to Regulation S of the Securities Act of 1933, as amended. The purchase price for the shares was based on the full market value of the Company’s shares as reported on the OTCBB as of April 15, 2006.

CJCC is located in Shanghai, China and both the offer and sale of the securities occurred outside of the United States. Although the sale of the securities occurred on April 15, 2006, because the proceeds were actually received by the Company in March of 2006, the Company is reporting, for accounting purposes, the sale of the shares to CJCC as if it had occurred on March 31, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant To 15d-14.*

31.2	Certification of Chief Financial Officer Pursuant To 15d-14.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.*

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ending March 31, 2006:

None

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: May 15, 2006

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: May 15, 2006

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer