Form 10QSB
period 2006-06-30
SEQUIAM CORP
filed 2006-08-21
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 28, 2006 was 76,829,154.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

FORM 10-QSB

Introductory Note
Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis,” in this Report, and the following sections of our Annual Report on Form 10-KSB for the year ended December 31, 2005: (a) “Risk Factors” in Item 6, “Management’s Discussion and Analysis,” and (b) “Introduction” in Item 6, “Management’s Discussion and Analysis.” However, other factors besides those referenced could adversely affect our results, and you should mot consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statemetns made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash	$1,306,600	$763,197
Receivables, net	188,299	180,892
Inventory	587,021	78,531
Total current assets	2,081,920	1,022,620
Property and equipment, net	987,841	1,108,255
Intellectual properties, net	684,551	809,177
Product development costs	307,700	174,130
Loan costs, net	113,977	253,098
Receivables	75,000	75,000
Deposits and other assets	84,118	51,142
Total assets	$4,335,107	$3,493,422

Liabilities and shareholders’ deficit
Current liabilities:
Notes payable	$-	$33,055
Accounts payable	449,513	295,989
Accrued expenses	928,688	528,496
Preferred stock dividend payable	34,247	-
Deferred revenue	48,500	-
Deferred rents	37,552	37,231
Current portion of long-term debt	3,956,528	1,053,016
Loans from shareholders	62,000	473,648
Mandatorily redeemable cumulative convertible preferred stock	185,000	-
Accrued shareholders’ salaries	-	1,539,792
Total current liabilities	5,702,028	3,961,227
Long-term debt	860,292	3,868,411
Loans from shareholders	411,000	-
Mandatorily redeemable cumulative convertible preferred stock	231,152	598,281
Total liabilities	7,204,472	8,427,919
Shareholders’ deficit:
Preferred shares	3	-
Common shares	76,025	64,458
Additional paid-in capital	19,925,116	12,883,563
Accumulated deficit	(22,878,844)	(17,879,518)
Accumulated other comprehensive income (loss)	8,335	(3,000)
Total shareholders’ deficit	(2,869,365)	(4,934,497)
Total liabilities and shareholders’ deficit	$4,335,107	$3,493,422

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Services	$ 16,973	$ 38,761	$ 57,711	$162,604
Product sales	103,993	30,761	210,194	35,773

Total revenues	120,966	69,522	267,905	198,377

Costs and expenses:
Cost of services	28,425	147,579	55,071	296,350
Cost of product sales	138,149	61,119	258,159	104,759
Selling, general and administrative	1,278,177	844,003	2,003,858	1,770,451
Gain on sale of equipment	(5,000)	-	(5,000)	(370)
Gain on restructuring of debt	-	-	(13,055)	-
Loss on settlement of lawsuit	200,000	-	200,000	-
	1,639,751	1,052,701	2,499,033	2,171,190

Loss from operations	(1,518,785)	(983,179)	(2,231,128)	(1,972,813)

Interest expense	(1,127,156)	(487,841)	(1,473,085)	(758,984)

Net loss	(2,645,941)	(1,471,020)	(3,704,213)	(2,731,797)
Preferred stock dividends	(34,247)	-	(34,247)	-
Net loss applicable to common stock	$(2,680,188)	$(1,471,020)	$(3,738,460)	$(2,731,797)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.05)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	70,231,677	55,680,681	67,360,947	52,512,505

See accompanying notes to condensed consolidated financial statements

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,704,213)	$(2,731,797)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	256,625	249,879
Accretion of debt discount	851,187	383,498
Amortization of loan costs	139,121	224,252
Gain on sale of equipment	(5,000)	-
Issuance of common stock in exchange for services and interest	254,128	508,122
Issuance of common stock in exchange for salaries	282,269	293,869
Issuance of stock options to employees	29,779	-
Gain on restructuring of debt	(13,055)	-
Increase in receivables	(26,723)	(25,801)
Increase in allowance for bad debts	19,316	-
Increase in inventory	(508,490)	-
(Increase) decrease in prepaid expenses, deposits and other assets	(32,976)	91,973
Decrease in bank overdraft	-	(24,165)
Increase (decrease) in deferred revenue	48,500	(6,000)
Increase (decrease) in accounts payable	153,524	(54,964)
Increase in accrued expenses	400,192	101,488
Increase in deferred rents	321	10,768
Increase in accrued shareholders’ salaries	-	140,000
Net cash used for operating activities	(1,855,495)	(838,878)

Cash flows from investing activities:
Proceeds from sale of equipment	5,000	-
Equipment purchases	(11,585)	(6,244)
Product development costs capitalized	(133,570)	(90,302)
Net cash used for investing activities	(140,155)	(96,546)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants	250,000	-
Proceeds from sale of preferred stock	2,962,500	-
Payment of stock issuance costs	(347,181)	-
Repayment of notes payable	(20,000)	(31,743)
Proceeds from long-term debt	-	2,100,000
Repayment of long-term debt	(316,953)	(1,055,000)
Proceeds from shareholder loans	-	399,964
Repayment of shareholder loans	(648)	(14,501)
Net cash provided by financing activities	2,527,718	1,398,720
Effect of exchange rate changes on cash	11,335	-

Net increase in cash	543,403	463,296
Cash, beginning of period	763,197	-
Cash, end of period	$1,306,600	$463,296

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six months ended June 30,
	2006	2005
Supplemental disclosures of non-cash investing and financing activities:

Preferred stock dividend unpaid at end of period	$34,247	$-
Common shares issued upon conversion of mandatorily redeemable cumulative convertible preferred stock	719,000	-
Common shares issued for payment of accrued shareholders’ salaries	1,539,792	-
Beneficial conversion feature of preferred stock	1,295,112	-
Notes payable and long-term debt converted to common stock	-	993,182
Discount on debt	-	813,837
Common shares issued for acquisition of Constellation Biometrics Corporation	-	175,000

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

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception, which have caused an accumulated deficit of approximately $22,879,000 as of June 30, 2006. In addition, the Company has consumed cash in its operating activities of approximately $1,855,000 and $839,000 for the six months ended June 30, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of June 30, 2006, the Company had 74,455,349 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Principles of Consolidation

The consolidated financial statements include the accounts of the Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Accounting for Stock-Based Compensation

At June 30, 2006, the Company has two stock-based compensation plans (the “Plans”) which are described more fully in Note 6. Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based compensation cost related to the Plans was recognized in the Statement of Operations for the six months ended June 30, 2005, as all options granted under the Plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the six months ended June 30, 2006 was $29,779 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per common share for the six months ended June 30, 2006 would have changed from $0.06 to $0.05 if the Company had not adopted Statement 123(R). Also, there was no change in cash used in operating activities and cash provided by financing activities as a result of adopting Statement 123(R).

There would be no change in the net loss and net loss per common share for the three months and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Plans for this period. There was no share-based employee compensation cost included in net loss as reported for these periods. No share-based employee compensation cost would have been included in net loss for these periods if the fair value based method had been applied to all awards.

Note 3 - Loans from Shareholders

On May 17, 2006, the Company entered into Amended and Restated Promissory Notes with Nicholas VandenBrekel, the Company’s CEO, and Mark Mroczkowski, the Company’s CFO, for $361,000 and $50,000, respectively. Each note is for a term of eighteen months, bears interest at 6%, is unsecured and replaces demand notes previously issued in 2002 for the same amounts.

Note 4 - Preferred Stock

On May 17 and June 21, 2006, the Company closed preferred stock transactions with a total of nineteen institutional and accredited investors, (collectively the “Purchasers”) pursuant to which the Company issued a total of 2,962.5 shares of its Series B preferred stock, par value $0.001 per share (the “Preferred Stock”) with a stated per share value of $1,000 for total proceeds of $2,962,500 (the “Offering”).

The Preferred Stock is non-voting and entitles the Purchasers to receive a 10% cumulative dividend payable semiannually. The Preferred Stock is convertible into 14,107,142 common shares of the Company at a fixed price of $0.21 per share.

In connection with the Offering, the Purchasers received warrants to purchase up to an aggregate 14,107,142 shares of the Company’s common stock at $0.30 per share (the “Series B Warrants”).

All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the conversion of the Preferred Stock and exercise of the Series B Warrants.

A fair value of $1,667,388 has been assigned to the Series B Warrants. Also, as a result of the Preferred Stock transaction, a preferred stock conversion feature of $1,295,112 and stock issuance costs of $347,181 were recorded.

Note 5 - Capital Stock

During the six months ended June 30, 2006, the following activity occurred related to the Company’s capital stock:

The Company received $150,000 and in exchange issued, 483,871 of its common shares pursuant to Regulation S of the Securities Act of 1933, as amended.

During April 2006, the Company entered into an Amendment to a Promissory Note (the "Amendment"). This Promissory Note was classified as a loan from shareholder prior to it being repaid during 2005. As part of the Amendment, it was agreed that for certain consideration provided by the Promissory Note holder, the warrant to purchase 7,500 of the Company's common shares at $1.00 per share granted under the original Promissory Note was amended to 476,191 of the Company's common shares at $0.21 per share. As a result of the Amendment, the Company recognized $101,970 of interest expense, representing the difference between the fair values of the amended and original warrants. During April 2006, this warrant was exercised and the Company received $100,000 and in exchange issued 476,191 of its common shares.

Effective May 17, 2006, the Company, entered into two Restricted Stock Agreements (the “Agreements”) with Nicholas VandenBrekel and Mark Mroczkowski, the Company’s CEO and CFO, respectively. The purpose of the Agreements was to convert accrued salaries and interest owed to the officers into restricted common shares.

In consideration of accrued and unpaid salary of $799,690 owed to Nicholas VandenBrekel and $740,102 owed to Mark Mroczkowski under the terms of their Amended and Restated Employment Agreements, together with interest thereon in the amount of $116,384 and $108,002, respectively, the Company issued 3,664,296 shares and 3,392,416 shares to them, based on the conversion price of $0.25 per share of the Company's common stock, subject to certain restrictions thereon (collectively, the “Restricted Shares”). In the Company’s opinion, the issuance and sale of the Restricted Shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act.

The Company issued 3,423,810 of its common shares pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as a result of elections made by holders of the Company’s mandatorily redeemable cumulative convertible preferred stock to convert shares of the Company’s Series A preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share. Also, the Company issued 125,685 of its common shares pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, to the holders of the Company’s mandatorily redeemable cumulative convertible preferred stock who elected to convert shares, as described above, as payment of the 9% cumulative dividend payable to Series A preferred stockholders.

Note 6 - Stock Incentive Plans

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors And Consultants Stock Plan (the “Plans”). These Plans are intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the common stock subject to certain restrictions.   The maximum number of shares of the common stock that may be issued pursuant to the Plans shall be 14,000,000 and 1,000,000, respectively at June 30, 2006.

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

As of June 30, 2006, no Stock Options or common stock had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

A summary of Stock Option activity under the 2003 Employee Stock Incentive Plan as of June 30, 2006, and changes during the period then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,423,000	$0.186
Granted	500,000	$0.180
Exercised	-0-	-0-
Canceled	(115,500)	$0.170
Outstanding at June 30, 2006	9,807,500	$0.186	7.5	-0-

Vested or expected to vest at June 30, 2006	9,807,500	$0.186	7.5	-0-

Exercisable at June 30, 2006	9,474,167	$0.186	7.4	-0-

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

As of June 30, 2006, there was $59,558 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

As of June 30, 2006, no common stock had been granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

Note 7 - Commitments and Contingencies

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

As part of the Agreement, CJCC purchased 483,871 restricted common shares of Sequiam Corporation common stock at full market value during the six months ended June 30, 2006.

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

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), who the Company acquired during 2002, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claimed that Brekel owed a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel had returned possession of the copiers to GE, but Brekel disputed the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. On April 27, 2006, GE’s successor in interest TBF Financial, LLC agreed to settle the remaining outstanding balance for $20,000, which was paid during May 2006. As a result, a gain on restructuring of debt of $13,055 was recorded for the six months ended June 30, 2006.

On April 27, 2006, Sequiam Biometrics, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement (the “JV Agreement”) with Changjiang Computer Group Corporation (“CJCGC”) and Magstone Innovation, Inc. (“Magstone”). The name of the Joint Venture is Shanghai Changjiang Intelligence Information Technology, LTD (the “JV”). The JV is headquartered in Shanghai. The purpose of the JV Agreement is to develop and market biometric and other IT products and applications in China and other regions and to support Biometrics by providing research and development for new products. The JV Agreement grants Biometrics exclusive rights to distribute those products in North America, Europe and Africa.

The JV is owned 30% each by Biometrics and Magstone and 40% by CJCGC. The JV Agreement is subject to Chinese government approval, which was expected in approximately 45 days. Subject to the receipt of such approval, the JV expected to commence operation by June 1, 2006. The approval is now expected by August 15, 2006.

As part of the JV Agreement, Biometrics and Magstone must invest $60,000 each and CJCGC $80,000. The Company has not yet made this investment. The term of the JV Agreement is twenty years, expiring on May 31, 2026, and will be automatically renewed for additional ten-year terms unless all parties agree in writing to cease operations prior to the expiration of the then current term.

The Company accounts for its investment in the JV under the equity-method of accounting.

The Company currently operates without directors’ and officers’ insurance and is at risk for those types of losses.

    As a result of not obtaining consent from one Series A preferred stockholder to enter into the Amendment to a Promissory Note discussed in Note 5, that preferred stockholder has the right to require the Company to redeem all of the Series A preferred stock held by them for a redemption price, in cash, equal to the triggering redemption amount as defined in the Certificate of Determination of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock. The triggering redemption amount is due within five trading days of the date on which the notice for payment is provided by the preferred stockholder. If the Company fails to timely pay the triggering redemption amount, interest of 18% per annum will be added daily to the triggering redemption amount until the amount plus interest is paid in full. In this instance, the triggering redemption amount as of June 30, 2006 is approximately $506,000, of which $315,000 is mandatorily redeemable cumulative convertible preferred stock and approximately $17,000 is dividends payable , both of which have been recorded as liabilities as of June 30, 2006. The Company is currently in discussions with this preferred stockholder in an effort to obtain their consent. Subsequent to June 30, 2006, this preferred stockholder converted 130 Series A preferred shares to shares of the Company’s common stock and now holds 185 Series A preferred shares. The stated value of these shares is $185,000, which is classified as a current liability at June 30, 2006 in the accompanying balance sheet.

Note 8 - Operating Segments

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

The table below presents certain financial information by business segment for the quarter ended June 30, 2006.
	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$103,993	$16,973	$120,966	-	$120,966
Interest expense	-	(753)	(753)	(1,126,403)	(1,127,156)
Depreciation and amortization	(69,983)	(16,127)	(86,110)	(42,387)	(128,497)
Segment loss	(326,163)	(69,664)	(395,827)	(2,250,114)	(2,645,941)
Segment assets (1)	1,924,371	366,206	2,290,577	2,044,530	4,335,107

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the six months ended June 30, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$210,194	$57,711	$267,905	-	$267,905
Interest expense	-	(2,256)	(2,256)	(1,470,829)	(1,473,085)
Depreciation and amortization	(139,879)	(32,086)	(171,965)	(84,660)	(256,625)
Segment loss	(625,224)	(98,695)	(723,919)	(2,980,294)	(3,704,213)

The table below presents certain financial information by business segment for the quarter ended June 30, 2005.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$30,760	$38,762	$69,522	-	$69,522
Interest expense	-	5,223	5,223	(493,064)	(487,841)
Depreciation and amortization	(59,353)	(73,785)	(133,138)	-	(133,138)
Segment loss	(230,570)	(339,229)	(569,799)	(901,221)	(1,471,020)
Segment assets (1)	730,816	1,346,725	2,077,541	1,108,972	3,186,513

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the six months ended June 30, 2005.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$35,773	$162,604	$198,377	-	$198,377
Interest expense	-	(18,642)	(18,642)	(740,342)	(758,984)
Depreciation and amortization	(108,571)	(141,308)	(249,879)	-	(249,879)
Segment loss	(580,008)	(673,142)	(1,253,150)	(1,478,647)	(2,731,797)

Note 9 - Subsequent Events

Effective July 6, 2006, Sequiam Biometrics, Inc. (“Biometrics”), a wholly-owned subsidiary of the Company, entered into a Distribution and Manufacturing Agreement (the “Agreement”) with Quasar Group, Inc. (“Quasar”). The purpose of the Agreement is to set out the terms and conditions of the distribution of certain biometric products and services of Biometrics (the “Products”). Also, as part of the Agreement, Biometrics and Quasar agreed to form a new corporation (“Distributor”) in Switzerland. Biometrics will own 51% and Quasar will own 49% of Distributor.

Distributor agrees to purchase from Biometrics, during the term of the Agreement, all of its requirements as needed for the Products for sale in Europe and the Middle East. In addition, Biometrics will act, during the term of the Agreement, as the exclusive biometric designer and manufacturer of the Products for Distributor.

As part of the Agreement, and as a prerequisite of the Distributor obtaining a Swiss canton-sponsored loan in connection with the Swiss Bonny Decree program, a program sponsored by the Swiss Confederation available to companies which make innovative and economically significant investments and are located in economically-threatened areas, Biometrics and Quasar will demonstrate that the Distributor will have a minimum of $1,500,000 in intangible assets. Distributor will use its best effort to secure a loan via the Swiss Bonny Decree program in an amount equal to three million Swiss francs, which will be Quasar’s sole responsibility. Pursuant to the Bonny Decree program, the loan will have an annual interest rate corresponding to the standard commercial credit interest rate in Switzerland and will be amortized over a period no longer than ten years. The loan should have a payment grace period of no less than two years.

The term of the Agreement is ten years, expiring on July 6, 2016, and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least twelve months prior to the expiration of the then current term.

On July 13, 2006, the Company reached an agreement with Chapman Spira & Carson, LLC (“Chapman”) to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment (the “Dispute”). The agreement to settle the Dispute required the Company to deliver a cash payment to Chapman of $200,000. This cash payment was made in July 2006. As a result, the Company recorded a loss on settlement of lawsuit of $200,000 during the six months ended June 30, 2006. In exchange for the settlement payment, both parties stipulated and agreed that all claims and counterclaims in the Dispute are discontinued as to all parties with prejudice. Neither party admitted any liability or wrongdoing and the settlement did not construe any admission of liability or wrongdoing.

During July 2006, the Company issued 574,503 of its common shares pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as a result of the conversion of a portion of the Company’s mandatorily redeemable cumulative convertible Series A preferred stock.

During July 2006, the Company issued 230,061 of its common shares for payment of the 9% cumulative dividend due related to the Company’s mandatorily redeemable cumulative convertible Series A preferred stock.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2006 compared to the three months and six months ended June 30, 2005; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this 10-QSB.

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

The following table shows the proportion of total revenues by segment in the six month period ended June 30, 2006.

Period	Safety and Security	Information Management	Total
Six Months ended June 30, 2006	$210,194	$57,711	$267,905

Results of Operations

The following table sets forth information regarding our financial results for the three and six months ended June 30, 2006 and June 30, 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	$120,966	$69,522	74%	$267,905	$198,377	35%
Costs of services and product sales	166,574	208,698	-20%	313,230	401,109	-22%
Selling, general and administrative	1,278,177	844,003	51%	2,003,858	1,770,451	13%
Gains on sale of equipment and restructuring of debt	(5,000)	-	-	(18,055)	(370)	-
Loss on settlement of lawsuit	200,000	-	-	200,000	-	-
Interest expense	1,127,156	487,841	131%	1,473,085	758,984	94%
Net loss	$(2,645,941)	$(1,471,020)	80%	$(3,704,213)	$(2,731,797)	36%

Quarter Ended June 30, 2006 compared to Quarter Ended June 30, 2005. Unless otherwise noted, references to 2006 represent the three-month period ended June 30, 2006 and references to 2005 represent the three-month period ended June 30, 2005.

Revenues. Total revenue increased by $51,444 or 74% to $120,966 in 2006, from $69,522 in 2005. This increase was due to an increase in sales of biometric security products. Included in biometric security product sales for 2006 are the sales from Constellation Biometrics Corporation, which we acquired during the second quarter of 2005. Constellation’s 2006 sales were $79,710 compared to 2005 sales of $27,456, an increase of $52,254.

During the last few years we spent significant time acquiring and redeveloping our biometric technology products. As a result, we expect more significant sales of our biometric technology products, outside of sales by Constellation, to begin during the last six months of 2006. In addition to our own sales efforts we are looking for other companies in the industry to whom we can license our biometric technology products. We believe that this will result in an increase in the number of outlets in which these products are made available.

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

•
Effective July 6, 2006, Sequiam Biometrics, Inc., a wholly-owned subsidiary of Sequiam Corporation, entered into a Distribution and Manufacturing Agreement with Quasar Group, Inc. The purpose of the agreement is to set out the terms and conditions of the distribution of certain biometric products and services of Sequiam Biometrics, Inc.. Also, as part of the agreement, Sequiam Biometrics, Inc. and Quasar Group, Inc. agreed to form a new corporation in Switzerland. Sequiam Biometrics, Inc. will own 51% and Quasar Group, Inc. will own 49% of the new corporation. The new corporation agrees to purchase from Sequiam Biometrics, Inc., during the term of the agreement, all of its requirements as needed for its products for sale in Europe and the Middle East. In addition, Sequiam Biometrics, Inc. will act, during the term of the agreement, as the exclusive biometric designer and manufacturer of products for the new corporation. The term of the agreement is ten years, expiring on July 6, 2016, and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least twelve months prior to the expiration of the then current term.

As a result of these developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a much smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will continue to increase throughout 2006 and thereafter as we focus our efforts on our biometric products.

Cost of Services and Product Sales. Cost of services and product sales were $166,574 in 2006 and $208,698 in 2005, a decrease of $42,124 or 20%. This decrease was primarily attributable to a decrease in the amount of depreciation and amortization expense allocated to cost of services and product sales from $133,138 in 2005 to $86,159 in 2006, a decrease of $46,979.

Selling, General and Administrative. Selling, general and administrative expenses were $1,278,177 in 2006 and $844,003 in 2005, an increase of $434,174 or 51%. The significant increase was attributed to an overall increase in payroll from $332,715 in 2005 to $573,529 in 2006, an increase of $240,814 or 72%, an increase in consulting fees from $37,372 in 2005 to $194,300 in 2006, an increase of $156,928 and an increase in non-payroll related expenses incurred by Constellation Biometrics Corporation, who we acquired during the second quarter of 2005, from $5,218 in 2005 to $59,476 in 2006, an increase of $54,258.

As discussed above, our total payroll included in selling, general and administrative expenses was $573,529 for 2006 and $332,715 for 2005, an increase of $240,814 or 72%. This increase was due to (a) $282,269 of payroll expense recognized during 2006 as a result of issuing shares of our common stock to our CEO and CFO in order to pay salaries due to them, (b) the hiring of additional employees in our Safety and Security segment during the latter part of 2005 and (c) the addition during the second quarter of 2005 of employees resulting from the acquisition of Constellation Biometrics Corporation. The increase was partially offset by a decrease in payroll related to our Information Management segment that resulted from the change in the Company’s primary focus from the Information Management segment to the Safety and Security segment.

Gains on sale of equipment and restructuring of debt. During 2006 we recognized a gain on sale of equipment of $5,000 when we received $5,000 for a piece of our equipment that was fully depreciated and was no longer used in our operations.

Loss on settlement of lawsuit. A loss on settlement of a lawsuit of $200,000 was recognized during 2006. On July 13, 2006, we reached an agreement with Chapman Spira & Carson, LLC to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment. The agreement to settle the dispute required us to deliver a cash payment to Chapman of $200,000. This cash payment was made in July 2006.

Interest Expense. Interest expense was $1,127,156 in 2006 and $487,841 in 2005, an increase of $639,315 or 131%. This increase was due to a non-cash charge of $224,386 that resulted from the issuance of 7,056,712 shares of our common stock to our CEO and CFO during 2006 that served as payment of accrued salaries and interest due to them and a non-cash charge of $101,970 that resulted from an amendment to a promissory note that modified the terms of warrants granted under the original promissory note. The increase was also a result of an increase in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock. The increase was partially offset by write-offs of loan costs and debt discounts during 2005 that were a result of the refinancing of certain debt.

Net Losses. We incurred net losses of $2,645,941 in 2006 and $1,471,020 in 2005, an increase of $1,174,921 or 80%. The increase was due to a $434,174 increase in selling, general and administrative expenses, the $200,000 loss on settlement of lawsuit recognized in 2006 and a $639,315 increase in interest expense. The increase was partially offset by a $93,568 improvement in revenues and cost of revenues. We expect to incur additional net losses through the third quarter of 2006 as we continue to get our biometrics products into production. We expect our cash flow to improve beginning in the third quarter of 2006 using proceeds from the sales of our biometric products. We currently estimate monthly sales of approximately $600,000 with gross margins averaging 60% or $350,000 per month are required to provide a positive cash flow.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005. Unless otherwise noted, references to 2006 represent the six-month period ended June 30, 2006 and references to 2005 represent the six-month period ended June 30, 2005.

Revenues. Total revenue increased $69,528 or 35% to $267,905 in 2006 from $198,377 in 2005. This increase was due to an increase in sales of biometric security products from $35,773 in 2005 to $210,194 in 2006, an increase of $174,421. Included in biometric security product sales are the sales from Constellation Biometrics Corporation, which we acquired during the second quarter of 2005. Constellation’s 2006 sales were $179,960 compared to 2005 sales of $27,456, an increase of $152,504. The increase in total revenue that resulted from the acquisition of Constellation was partially offset by a $104,893 decrease in revenues earned by our Information Management segment during 2006, as compared to 2005.

Cost of Services and Product Sales. Cost of services and product sales were $313,230 in 2006 and $401,109 in 2005, a decrease of $87,879 or 22%. This decrease was primarily attributable to a decrease in the amount of depreciation and amortization expense allocated to cost of services and product sales from $249,879 in 2005 to $171,965 in 2006, a decrease of $77,914.

Selling, General and Administrative. Selling, general and administrative expenses were $2,003,858 in 2006 and $1,770,451 in 2005, and increase of $233,407 or 13%. The increase was due primarily to an increase in payroll from $593,359 in 2005 to $882,625 in 2006, an increase of $289,266, an increase in non-payroll related expenses incurred by Constellation Biometrics Corporation, who we acquired during the second quarter of 2005, from $5,218 in 2005 to $101,838 in 2006 and an increase in the amount of depreciation expense allocated to selling, general and administrative expenses of $84,660. The increase was partially offset by an overall decrease in selling, general and administrative expenses not related to payroll, Constellation or depreciation. This decrease was attributed to non-cash and non-recurring 2005 expenses for investment banking, consulting and other non-payroll expenses acquired in exchange for stock.

As discussed above, our total payroll included in selling, general and administrative expenses was $882,625 for 2006 and $593,359 for 2005, an increase of $289,266 or 49%. This increase was due to (a) $282,269 of payroll expense recognized during 2006 as a result of issuing shares of our common stock to our CEO and CFO in order to pay salaries due to them, (b) the hiring of additional employees in our Safety and Security segment during the latter part of 2005 and (c) the addition during the second quarter of 2005 of employees resulting from the acquisition of Constellation Biometrics Corporation. The increase was partially offset by a decrease in payroll related to our Information Management segment that resulted from the change in the Company’s primary focus from the Information Management segment to the Safety and Security segment.

Gains on sale of equipment and restructuring of debt. During 2006 we recognized a gain on sale of equipment of $5,000 and a gain on restructuring of debt of $13,055. The gain on sale of equipment was recognized when we received $5,000 for a piece of our equipment that was fully depreciated and was no longer used in our operations. The gain on restructuring of debt represented the write-down of a note payable to the amount that was repaid to the lender, which was agreed to by the lender.

Loss on settlement of lawsuit. A loss on settlement of a lawsuit of $200,000 was recognized during 2006. On July 13, 2006, we reached an agreement with Chapman Spira & Carson, LLC to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment. The agreement to settle the dispute required us to deliver a cash payment to Chapman of $200,000. This cash payment was made in July 2006.

Interest Expense. Interest expense was $1,473,085 in 2006 and $758,984 in 2005, an increase of $714,101 or 94%. This increase was due to a non-cash charge of $224,386 that resulted from the issuance of 7,056,712 shares of our common stock to our CEO and CFO during 2006 that served as payment of accrued salaries and interest due to them and a non-cash charge of $101,970 that resulted from an amendment to a promissory note that modified the terms of warrants granted under the original promissory note. The increase was also a result of an increase in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock. The increase was partially offset by write-offs of loan costs and debt discounts during 2005 that were a result of the refinancing of certain debt.

Net Losses. We incurred net losses of $3,704,213 in 2006 and $2,731,797 in 2005, an increase of $972,416 or 36%. The increase was due to a $233,407 increase in selling, general and administrative expenses, the $200,000 loss on settlement of lawsuit recognized in 2006 and a $714,101 increase in interest expense. The increase was partially offset by a $157,407 improvement in revenues and cost of revenues.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for inventory and selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities. We expect our cash flow to improve during the third quarter of 2006 as a result of the sales of our biometric products.

 Operating Activities

Net cash used for operating activities was $1,855,495 for 2006, as a result of the net loss during the period of $3,704,213 and an increase in inventory of $508,490, offset by non-cash expenses of $1,813,109, and increases in accounts payable of $153,524 and accrued expenses of $400,192.

Investing and Financing Activities

Net cash used for investing activities for 2006 was $140,155, consisting primarily of product development costs.

Net cash provided by financing activities for 2006 was $2,527,718, representing proceeds from the sale of common stock and exercise of warrants of $250,000 and proceeds from the sale of preferred stock of $2,962,500, offset by the payment of stock issuance costs of $347,181, the repayment of notes payable of $20,000 and the repayment of long-term debt of $316,953.

Current liabilities of $5,517,028 exceed current assets of $2,081,920 by $3,435,108. Of that amount, $2,750,000 is due in May 2007 as repayment in full of a loan payable to the Trust Under the Will of John Svenningsen. The Company intends to repay or refinance this loan prior to May 2007.

We anticipate sales from our products increasing to a level during 2006 where they are sufficient enough to sustain our existing operations. If we elect to expand our existing operations, we may need to secure additional financing.

Recent Events

As discussed above, during the third quarter of 2006, our subsidiary, Sequiam Biometrics, Inc. entered into a Distribution and Manufacturing Agreement with Quasar Group, Inc.

    As a result of not obtaining consent from one Series A preferred stockholder to enter into the Amendment to a Promissory Note discussed in Note 5 to the financial statements, that preferred stockholder has the right to require us to redeem all of the Series A preferred stock held by them for a redemption price, in cash, equal to the triggering redemption amount as defined in the Certificate of Determination of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock. The triggering redemption amount is due within five trading days of the date on which the notice for payment is provided by the preferred stockholder. If we fail to timely pay the triggering redemption amount, interest of 18% per annum will be added daily to the triggering redemption amount until the amount plus interest is paid in full. In this instance, the triggering redemption amount as of June 30, 2006 is approximately $506,000, of which $315,000 is mandatorily redeemable cumulative convertible preferred stock and approximately $17,000 is dividends payable, both of which have been recorded as liabilities as of June 30, 2006. We are currently in discussions with this preferred stockholder in an effort to obtain their consent. Subsequent to June 30, 2006, this preferred stockholder converted 130 Series A preferred shares to shares of the Company’s common stock and now holds 185 Series A preferred shares. The stated value of these shares is $185,000, which is classified as a current liability at June 30, 2006 in the accompanying balance sheet.

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at June 30, 2006.

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

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting (as defined by Rule 15(d)-15(f) of the Exchange Act), and there have been no changes in the Company's internal control or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the period covered by this report.

PART II: OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the following activity occurred related to the Company’s capital stock:

The Company received $150,000 and in exchange issued, 483,871 of its common shares pursuant to Regulation S of the Securities Act of 1933, as amended.

   The Company received $100,000 and in exchange issued, 476,191 of its common shares as a result of the exercise of a warrant to purchase 476,191 common shres at $0.21 per share..

Effective May 17, 2006, the Company, entered into two Restricted Stock Agreements (the “Agreements”) with Nicholas VandenBrekel and Mark Mroczkowski, the Company’s CEO and CFO, respectively. The purpose of the Agreements was to convert accrued salaries and interest owed to the officers into restricted common shares. In consideration of accrued and unpaid salary of $799,690 owed to Nicholas VandenBrekel and $740,102 owed to Mark Mroczkowski under the terms of their Amended and Restated Employment Agreements, together with interest thereon in the amount of $116,384 and $108,002, respectively, the Company issued 3,664,296 shares of restricted common stock and 3,392,416 shares of restricted common stock to them, based on the conversion price of $0.25 per share of the Company's common stock, subject to certain restrictions thereon (collectively, the “Restricted Shares”). In the Company’s opinion, the issuance and sale of the Restricted Shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act. The CEO and CFO are both accredited investors. The Restricted Shares are not subject to resale except pursuant to registration under the Securities Act or pursuant to an available exemption from registration under the Securities Act.

During the period covered by this Report, the Company issued an aggregate of 3,423,810 of its common shares as a result of elections made by holders of the Company’s mandatorily redeemable cumulative convertible preferred stock to convert shares of the Company’s Series A preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share. Also, the Company issued 125,685 of its common shares to the holders of the Company’s mandatorily redeemable cumulative convertible preferred stock who elected to convert shares, as described above, as payment of the 9% cumulative dividend payable to Series A preferred stockholders. Because no commission or other remuneration was paid or given directly or indirectly for soliciting the aforementioned exchanges, the conversions described above were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 5 - OTHER INFORMATION

The information provided in response to Part II, Item 2 of this Report is hereby incorporated by reference.

ITEM 6. EXHIBITS

(a) Exhibits:

4.1	Securities Purchase Agreement dated May 17, 2006, between Sequiam Corporation and the Purchasers. [4]
4.2	Certificate of Determination of Preferences Rights and Limitations of Series B 10% Convertible Preferred Stock, filed as of April 26, 2006. [4]
4.3	Amended and Restated Certificate of Determination of Preferences Rights and Limitations of Series B 10% Convertible Preferred Stock, filed as of May 9, 2006. [4]
4.4	Registration Rights Agreement, dated May 17, 2006, by and between Sequiam Corporation and the Purchasers. [4]
4.5    Form of Common Stock Purchase Warrant. 4
4.6	Amendment and Additional Issuance Agreement, dated June 21, 2006, between Sequiam Corporation and the Purchasers. [6]
4.7    Form of Common Stock Purchase Warrant. 6
10.1	Exclusive License Agreement, effective April 10, 2006, by and between Sequiam Biometrics, Inc. and Tacoma Technology, Inc. [1]
10.2	Exclusive Distribution and Manufacturing Agreement, effective April 15, 2006, by and between Sequiam Biometrics, Inc. and CJCC. [2]
10.3    Joint Venture Agreement. 3
10.4    Bylaws of Shanghai Changjiang Intelligence Information Technology, LTD. 3
10.5	Escrow Deposit Agreement, dated April 27, 2006, by and between Sequiam Corporation and vFinance Investments, Inc., as amended by that certain side letter, dated as of May 12, 2006. [4]
10.6    Restricted Stock Agreement with Nicholas H. VandenBrekel. 5
10.7    Restricted Stock Agreement with Mark L. Mroczkowski. 5
10.8    Amended and Restated Promissory Note to Nicholas H. VandenBrekel. 5
10.9    Amended and Restated Promissory Note to Mark L. Mroczkowski. 5
10.10	Amendment No. 1 to Consent and Waiver, dated June 20, 2006, between Sequiam Corporation and DKR SoundShore Oasis Holding Fund Ltd. [6]
31.1	Certification of Chief Executive Officer Pursuant To 15d-14.*
31.2	Certification of Chief Financial Officer Pursuant To 15d-14.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

[1]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2006.

[2]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 20, 2006.

[3]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2006.

[4]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

[5]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

[6]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: August 21, 2006

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: August 21, 2006

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)