Form 10QSB
period 2006-09-30
SEQUIAM CORP
filed 2006-11-14
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 27, 2006 was 81,344,488.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

FORM 10-QSB

Introductory Note
Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis,” in this Report, and the following sections of our Annual Report on Form 10-KSB for the year ended December 31, 2005: (a) “Risk Factors” in Item 6, “Management’s Discussion and Analysis,” and (b) “Introduction” in Item 6, “Management’s Discussion and Analysis.” However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash	$25,759	$763,197
Receivables, net	213,004	180,892
Inventory	857,982	78,531
Total current assets	1,096,745	1,022,620
Property and equipment, net	991,706	1,108,255
Intellectual properties, net	622,238	809,177
Product development costs	352,091	174,130
Loan costs, net	-	253,098
Receivables	-	75,000
Deposits and other assets	141,737	51,142
Total assets	$3,204,517	$3,493,422

Liabilities and shareholders’ deficit
Current liabilities:
Notes payable	$-	$33,055
Accounts payable	805,967	295,989
Accrued expenses	593,633	528,496
Deferred revenue	43,000	-
Deferred rents	36,735	37,231
Current portion of long-term debt	3,678,899	1,053,016
Loans from shareholders	62,000	473,648
Accrued shareholders’ salaries	-	1,539,792
Total current liabilities	5,220,234	3,961,227
Long-term debt	925,649	3,868,411
Loans from shareholders	411,000	-
Mandatorily redeemable cumulative convertible preferred stock	-	598,281
Total liabilities	6,556,883	8,427,919
Shareholders’ deficit:
Preferred shares	108,921	-
Common shares	80,402	64,458
Additional paid-in capital	20,873,286	12,883,563
Accumulated deficit	(24,421,570)	(17,879,518)
Accumulated other comprehensive income (loss)	6,595	(3,000)
Total shareholders’ deficit	(3,352,366)	(4,934,497)
Total liabilities and shareholders’ deficit	$3,204,517	$3,493,422

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues
Services	$ 28,198	$ 206,143	$ 85,909	$368,747
Product sales	232,371	116,700	442,565	152,472

Total revenues	260,569	322,843	528,474	521,219

Costs and expenses:
Cost of services	27,221	154,577	82,292	450,928
Cost of product sales	254,714	130,164	512,873	234,922
Selling, general and administrative	674,434	511,488	2,678,292	2,321,548
Gain on sale of equipment	-	-	(5,000)	(370)
Loss on impairment of intellectual properties	-	154,469	-	154,469
Gain on restructuring of debt	-	-	(13,055)	-
Loss on settlement of lawsuit	-	-	200,000	-
	956,369	950,698	3,455,402	3,161,497

Loss from operations	(695,800)	(627,855)	(2,926,928)	(2,640,278)

Interest expense	(846,927)	(181,985)	(2,320,012)	(901,359)

Net loss	(1,542,727)	(809,840)	(5,246,940)	(3,541,637)
Preferred stock dividends	(74,671)	-	(108,918)	-
Net loss applicable to common stock	$(1,617,398)	$(809,840)	$(5,355,858)	$(3,541,637)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.08)	$(0.06)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	77,176,832	62,337,353	70,668,864	55,823,443

See accompanying notes to condensed consolidated financial statements

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,246,940)	$(3,541,637)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	390,936	390,361
Accretion of debt discount	1,503,378	485,228
Amortization of loan costs	253,098	224,252
Amortization of product development costs	14,539	-
Issuance of common stock in exchange for services and interest	314,710	520,622
Issuance of common stock in exchange for salaries	282,269	344,536
Issuance of stock options to employees	34,246	-
Gain on sale of equipment	(5,000)	-
Loss on impairment of intellectual properties	-	154,469
Gain on restructuring of debt	(13,055)	-
(Increase) decrease in receivables	20,756	(140,952)
Increase in allowance for bad debts	22,132	-
Increase in inventory	(779,451)	-
(Increase) decrease in prepaid expenses, deposits and other assets	(90,595)	70,122
Decrease in bank overdraft	-	(24,165)
Increase (decrease) in deferred revenue	43,000	(6,000)
Increase (decrease) in accounts payable	509,978	(162,626)
Increase in accrued expenses	65,137	180,331
Increase (decrease) in deferred rents	(496)	10,929
Increase in accrued shareholders’ salaries	-	170,000
Net cash used for operating activities	(2,681,358)	(1,324,530)

Cash flows from investing activities:
Proceeds from sale of equipment	5,000	-
Equipment purchases	(87,448)	(288)
Purchase of intellectual properties	-	(650)
Product development costs capitalized	(192,500)	(158,308)
Net cash used for investing activities	(274,948)	(159,246)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants	250,000	436,619
Proceeds from sale of preferred stock	2,962,500	-
Payment of stock issuance costs	(347,181)	-
Repayment of notes payable	(20,000)	(47,804)
Proceeds from long-term debt	-	2,100,000
Repayment of long-term debt	(635,398)	(1,055,000)
Proceeds from shareholder loans	-	366,761
Repayment of shareholder loans	(648)	(14,501)
Net cash provided by financing activities	2,209,273	1,786,075
Effect of exchange rate changes on cash	9,595	-
Net increase (decrease) in cash	(737,438)	302,299
Cash, beginning of period	763,197	-
Cash, end of period	$25,759	$302,299
See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Supplemental disclosures of non-cash investing and financing activities:

Preferred stock dividend unpaid at end of period	$108,918	$-
Common shares issued upon conversion of mandatorily redeemable cumulative convertible preferred stock	1,575,000	-
Common shares issued for payment of accrued shareholders’ salaries	1,539,792	-
Beneficial conversion feature of preferred stock	1,295,112	-
Notes payable and long-term debt converted to common stock	-	993,182
Discount on debt	-	813,837
Common shares issued for acquisition of Constellation Biometrics Corporation	-	175,000

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

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception, which have caused a working capital deficit and an accumulated deficit of approximately $4,123,000 and $24,422,000, respectively, as of September 30, 2006. In addition, the Company has consumed cash in its operating activities of approximately $2,681,000 and $1,325,000 for the nine months ended September 30, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of September 30, 2006, the Company had 75,960,721 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Principles of Consolidation

The consolidated financial statements include the accounts of the Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Accounting for Stock-Based Compensation

At September 30, 2006, the Company has two stock-based compensation plans (the “Plans”) which are described more fully in Note 7. Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based compensation cost related to the Plans was recognized in the Statement of Operations for the nine months ended September 30, 2005, as all options granted under the Plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the nine months ended September 30, 2006 was $34,246 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per common share for the nine months ended September 30, 2006 would have remained $0.08 if the Company had not adopted Statement 123(R). Also, there was no change in cash used in operating activities and cash provided by financing activities as a result of adopting Statement 123(R).

There would be no change in the net loss and net loss per common share for the three months and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Plans for this period. There was no share-based employee compensation cost included in net loss as reported for these periods. No share-based employee compensation cost would have been included in net loss for these periods if the fair value based method had been applied to all awards.

Note 3 - Loans from Shareholders

On May 17, 2006, the Company entered into Amended and Restated Promissory Notes with Nicholas VandenBrekel, the Company’s CEO, and Mark Mroczkowski, the Company’s CFO, for $361,000 and $50,000, respectively. Each note is for a term of eighteen months, bears interest at 6%, is unsecured and replaces demand notes previously issued in 2002 for the same amounts.

Note 4 - Inventory

Inventory consists of the following at:

	September 30, 2006	December 31, 2005
Raw materials	$549,141	$78,531
Finished goods	308,841	-
	$857,982	$78,531

Note 5 - Preferred Stock

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

A fair value of $1,667,388 has been assigned to the Series B Warrants. Also, as a result of the Preferred Stock transaction, a preferred stock conversion feature of $1,295,112 and stock issuance costs of $347,181 were recorded. The Company’s accumulated deficit increased by $1,295,112 as a result of this preferred stock conversion feature being recorded.

Note 6 - Capital Stock

During the nine months ended September 30, 2006, the following activity occurred related to the Company’s capital stock:

The Company received $150,000 and in exchange issued 483,871 of its common shares pursuant to Regulation S of the Securities Act of 1933, as amended.

During April 2006, the Company entered into an Amendment to a Promissory Note (the “Amendment”). This Promissory Note was classified as a loan from shareholder prior to it being repaid during 2005. As part of the Amendment, it was agreed that for certain consideration provided by the Promissory Note holder, the warrant to purchase 7,500 of the Company’s common shares at $1.00 per share granted under the original Promissory Note was amended to 476,191 of the Company’s common shares at $0.21 per share. As a result of the Amendment, the Company recognized $101,970 of interest expense, representing the difference between the fair values of the amended and original warrants. During April 2006, this warrant was exercised and the Company received $100,000 and in exchange issued 476,191 of its common shares.

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

The Company issued 7,500,000 of its common shares pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as a result of elections made by holders of the Company’s mandatorily redeemable cumulative convertible preferred stock to convert shares of the Company’s Series A preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share. Also, the Company issued 427,297 of its common shares pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, to the holders of the Company’s mandatorily redeemable cumulative convertible preferred stock as payment of the 9% cumulative dividend payable to Series A preferred stockholders.

In connection with the Company’s mandatorily redeemable cumulative convertible preferred stock transaction with seven institutional investors (collectively the “Purchasers”) that closed on November 30, 2005, the Purchasers received warrants (the “Warrants”) to purchase up to an aggregate of 7,500,000 shares of the Company’s common stock at $0.33 per share. The re-set provision of the Warrants was affected by the Series B preferred stock transaction described in Note 5. As a result, the exercise price of the Warrants has decreased from $0.33 to $0.21 and the number of warrants held by the Purchasers has been increased in accordance with the anti-dilution provisions of the Warrants. Because of the change in the exercise price of the Warrants, the preferred stock discount initially recorded when the Warrants were issued was increased by $106,170 which was charged to interest expense during the nine months ended September 30, 2006.

Note 7 - Stock Incentive Plans

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors And Consultants Stock Plan (the “Plans”). These Plans are intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the common stock subject to certain restrictions.   The maximum number of shares of the common stock that may be issued pursuant to the Plans shall be 14,000,000 and 1,000,000, respectively at September 30, 2006.

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

As of September 30, 2006, no Stock Options and 250,000 shares of common stock had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

A summary of Stock Option activity under the 2003 Employee Stock Incentive Plan as of September 30, 2006, and changes during the period then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,451,000	$0.186
Granted	550,000	$0.180
Exercised	-0-	-0-
Canceled	(115,500)	$0.170
Outstanding at September 30, 2006	9,885,500	$0.186	7.2	-0-

Vested or expected to vest at September 30, 2006	9,885,500	$0.186	7.2	-0-

Exercisable at September 30, 2006	9,527,167	$0.186	7.2	-0-

The fair value of Stock Options granted during 2006 was calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 165.17% (calculated using historical volatility); risk-free interest rate of 4.02%; and expected term of 10 years. The fair value of each Stock Option is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted-average grant-date fair value of Stock Options granted was $98,271.

As of September 30, 2006, there was $64,025 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

As of September 30, 2006, no common stock had been granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

Note 8 - Commitments and Contingencies

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

As part of the Agreement, CJCC purchased 483,871 restricted common shares of Sequiam Corporation common stock at full market value during the nine months ended September 30, 2006.

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

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), who the Company acquired during 2002, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claimed that Brekel owed a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel had returned possession of the copiers to GE, but Brekel disputed the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. On April 27, 2006, GE’s successor in interest TBF Financial, LLC agreed to settle the remaining outstanding balance for $20,000, which was paid during May 2006. As a result, a gain on restructuring of debt of $13,055 was recorded for the nine months ended September 30, 2006.

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

The JV is owned 30% each by Biometrics and Magstone and 40% by CJCGC. The JV Agreement was subject to Chinese government approval, which occurred during the quarter ended September 30, 2006.

As part of the JV Agreement, Biometrics and Magstone must invest $60,000 each and CJCGC $80,000. The Company made this investment subsequent to September 30, 2006. The term of the JV Agreement is twenty years, expiring on May 31, 2026, and will be automatically renewed for additional ten-year terms unless all parties agree in writing to cease operations prior to the expiration of the then current term.

The Company accounts for its investment in the JV under the equity-method of accounting.

The Company currently operates without directors’ and officers’ insurance and is at risk for those types of losses.

As a result of not obtaining consent from one Series A preferred stockholder to enter into the Amendment to a Promissory Note discussed in Note 6, that preferred stockholder had the right to require the Company to redeem all of the Series A preferred stock held by them for a redemption price, in cash, equal to the triggering redemption amount as defined in the Certificate of Determination of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock. On August 31, 2006, the Company obtained consent from this Series A preferred stockholder. As a result, the Company effectively cured its default and is no longer under any obligation to redeem any of the Series A preferred stockholder’s preferred stock.

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

As part of the Agreement, and as a prerequisite of the Distributor obtaining a Swiss canton-sponsored loan in connection with the Swiss Bonny Decree program, a program sponsored by the Swiss Confederation available to companies which make innovative and economically significant investments and are located in economically-threatened areas, Biometrics and Quasar will demonstrate that the Distributor will have a minimum of $1,500,000 in intangible assets. Distributor will use its best effort to secure a loan via the Swiss Bonny Decree program in an amount equal to three million Swiss francs (approximately $2,400,000 as of September 30, 2006), which will be Quasar’s sole responsibility. Pursuant to the Bonny Decree program, the loan will have an annual interest rate corresponding to the standard commercial credit interest rate in Switzerland and will be amortized over a period no longer than ten years. The loan should have a payment grace period of no less than two years.

The term of the Agreement is ten years, expiring on July 6, 2016, and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least twelve months prior to the expiration of the then current term.

On July 13, 2006, the Company reached an agreement with Chapman Spira & Carson, LLC (“Chapman”) to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment (the “Dispute”). The agreement to settle the Dispute required the Company to deliver a cash payment to Chapman of $200,000, which was made in July 2006. As a result, the Company recorded a loss on settlement of lawsuit of $200,000 during the nine months ended September 30, 2006. In exchange for the settlement payment, both parties stipulated and agreed that all claims and counterclaims in the Dispute are discontinued as to all parties with prejudice. Neither party admitted any liability or wrongdoing and the settlement did not construe any admission of liability or wrongdoing.

Note 9 - Operating Segments

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

The table below presents certain financial information by business segment for the quarter ended September 30, 2006.
	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$232,371	$28,198	$260,569	-	$260,569
Interest expense	-	-	-	(846,927)	(846,927)
Depreciation and amortization	(75,487)	(16,211)	(91,698)	(42,613)	(134,311)
Segment loss	(287,175)	(40,982)	(328,157)	(1,214,570)	(1,542,727)
Segment assets (1)	2,237,539	202,126	2,439,665	764,852	3,204,517

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the nine months ended September 30, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$442,565	$85,909	$528,474	-	$528,474
Interest expense	-	(2,256)	(2,256)	(2,317,756)	(2,320,012)
Depreciation and amortization	(215,366)	(48,297)	(263,663)	(127,273)	(390,936)
Segment loss	(912,399)	(139,677)	(1,052,076)	(4,194,864)	(5,246,940)

The table below presents certain financial information by business segment for the quarter ended September 30, 2005.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$116,700	$206,143	$322,843	-	$322,843
Interest expense	-	(1,850)	(1,850)	(180,135)	(181,985)
Depreciation and amortization	(66,863)	(73,620)	(140,483)	-	(140,483)
Segment loss	(302,831)	(87,823)	(390,654)	(419,186)	(809,840)
Segment assets (1)	234,793	1,413,772	1,648,565	1,281,703	2,930,268

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the nine months ended September 30, 2005.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$209,972	$311,247	$521,219	-	$521,219
Interest expense	-	(20,492)	(20,492)	(880,867)	(901,359)
Depreciation and amortization	(175,432)	(214,928)	(390,360)	-	(390,360)
Segment loss	(882,839)	(760,964)	(1,643,803)	(1,897,834)	(3,541,637)

Note 10 - Subsequent Events

During October 2006, the Company issued 942,096 of its common shares as a result of the exercise of warrants to purchase shares of the Company’s common stock. The Company received $197,840 from the exercise of the warrants. In the Company’s opinion the issuance and sale of the shares upon exercise of the warrants were exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future .

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2006 compared to the three months and nine months ended September 30, 2005; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

We are a biometric technology company specializing in biological identification security systems and web-based application services. Our business is divided into two operating segments: (a) Safety and Security; and (b) Information Management.

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, retinal scanning, voice recognition, face recognition and signature analysis. Biometric technology has been used for decades in government and law enforcement applications. Until recently, these systems were too expensive to manufacture to make retail marketing realistic. However, due to the development of more advanced computers and software applications, we believe that biometric identification techniques can be adapted for retail and commercial purposes on an economically feasible basis. In addition, we believe that, as biometric technology becomes more familiar, that its use in safety and security applications will grow.

We believe that, although the biometric industry is in its infancy, biometric technology is a rapidly maturing science. Presently, although many companies have entered the biometric detection and application industry, many have failed to create marketable products.

We believe that fingerprint identification is more effective at authenticating a person's identity than other processes. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification, and as a result, we believe that the use of fingerprint identification biometrics for access control is becoming widely accepted in the marketplace.

We derive or plan to derive our revenues from five sources: (i) the sale and licensing of our biometric products; (ii) the sale and licensing of our software products; (iii) consulting, custom software services and web development services; (iv) maintenance agreements in connection with the sale and licensing of software products; and (v) internet access and web hosting services. Sales of biometric products are recognized upon delivery and completion of the sale. Software license revenue will be recognized when all of the following criteria have been met: (a) there is an executed license agreement and software has been delivered to the customer; (b) the license fee is fixed and payable within twelve months; (c) collection is deemed probable; and (d) product returns are deemed reasonably estimable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month.

The following table shows the proportion of total revenues by segment in the nine month period ended September 30, 2006.

Period	Safety and Security	Information Management	Total
Nine Months ended September 30, 2006	$442,565	$85,909	$528,474

Results of Operations

The following table sets forth information regarding our financial results for the three and nine months ended September 30, 2006 and September 30, 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	$260,569	$322,843	-19%	$528,474	$521,219	1%
Costs of services and product sales	281,935	284,741	-1%	595,165	685,850	-13%
Selling, general and administrative	674,434	511,488	32%	2,678,292	2,321,548	15%
Gains on sale of equipment and restructuring of debt	-	-	-	(18,055)	(370)	-
Losses on impairment of intellectual properties and settlement of lawsuit	-	154,469	-	200,000	154,469	29%
Interest expense	846,927	181,985	365%	2,320,012	901,359	157%
Net loss	$(1,542,727)	$(809,840)	90%	$(5,246,940)	$(3,541,637)	48%

Quarter Ended September 30, 2006 compared to Quarter Ended September 30, 2005. Unless otherwise noted, references to 2006 represent the three-month period ended September 30, 2006 and references to 2005 represent the three-month period ended September 30, 2005.

Revenues. Total revenue decreased by $62,274 or 19% to $260,569 in 2006, from $322,843 in 2005. This decrease was due to a decrease in revenue from our Information Management segment of $177,945 or 86%. This decrease was partially offset by an increase in sales of biometric security products. Sales of biometric security products increased $115,671 or 99% from $116,700 in 2005 to $232,371 in 2006.

During the last few years we spent significant time acquiring and redeveloping our biometric technology products. As a result, we expect more significant sales of our biometric technology products to begin during the last three months of 2006 and thereafter. In addition to our own sales efforts we are looking for other companies in the industry to whom we can license our biometric technology products. We believe that this will result in an increase in the number of outlets in which these products are made available.

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

•
On April 27, 2006, Sequiam Biometrics, Inc. , a wholly owned subsidiary of Sequiam Corporation, entered into a Joint Venture Agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc. . The name of the joint venture is Shanghai Changjiang Intelligence Information Technology, LTD . The joint venture is headquartered in Shanghai. The purpose of the joint venture agreement is to develop and market biometric and other information technology products and applications in China and other regions and to support Sequiam Biometrics, Inc. by providing research and development for new products. The joint venture agreement grants Sequiam Biometrics, Inc. exclusive rights to distribute those products in North America, Europe and Africa.

•
Effective July 6, 2006, Sequiam Biometrics, Inc., a wholly-owned subsidiary of Sequiam Corporation, entered into a Distribution and Manufacturing Agreement with Quasar Group, Inc. The purpose of the agreement is to set out the terms and conditions of the distribution of certain biometric products and services of Sequiam Biometrics, Inc. Also, as part of the agreement, Sequiam Biometrics, Inc. and Quasar Group, Inc. agreed to form a new corporation in Switzerland. Sequiam Biometrics, Inc. will own 51% and Quasar Group, Inc. will own 49% of the new corporation. The new corporation agrees to purchase from Sequiam Biometrics, Inc., during the term of the agreement, all of its requirements as needed for its products for sale in Europe and the Middle East. In addition, Sequiam Biometrics, Inc. will act, during the term of the agreement, as the exclusive biometric designer and manufacturer of products for the new corporation. The term of the agreement is ten years, expiring on July 6, 2016, and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least twelve months prior to the expiration of the then current term.

As a result of these developments, we expect: (a) that consulting, custom software services, web development and web-hosting activities will make up a much smaller portion of our overall revenues; and (b) that revenues from our Safety and Security segment will continue to increase during the last quarter of 2006 and thereafter as we focus our efforts on our biometric products.

Cost of Services and Product Sales. Cost of services and product sales were $281,935 in 2006 and $284,741 in 2005, a decrease of $2,806 or 1%. This slight decrease was attributable to a decrease in the amount of depreciation and amortization expense allocated to cost of services and product sales from $140,482 in 2005 to $91,698 in 2006, a decrease of $48,784. This decrease was partially offset by an increase in biometric security product related costs.

Selling, General and Administrative. Selling, general and administrative expenses were $674,434 in 2006 and $511,488 in 2005, an increase of $162,946, or 32%. The increase was attributed to an overall increase in payroll from $246,043 in 2005 to $303,049 in 2006, an increase of $57,006, or 23%, an increase in business travel from $20,812 in 2005 to $44,438 in 2006, an increase of $23,626, an increase in depreciation allocated to selling, general and administrative expenses of $42,613 and an increase in non-payroll related expenses incurred by Constellation Biometrics Corporation, who we acquired during the second quarter of 2005, from $10,204 in 2005 to $29,906 in 2006, an increase of $19,702.

As discussed above, our total payroll included in selling, general and administrative expenses was $303,049 for 2006 and $246,043 for 2005, an increase of $57,006 or 23%. This increase was due to (a) the hiring of additional employees in our Safety and Security segment beginning during the latter part of 2005 and (b) the hiring of an employee during the first quarter of 2006 to assist with corporate accounting and financial reporting responsibilities. The increase was partially offset by a decrease in payroll related to our Information Management segment that resulted from the change in our primary focus from the Information Management segment to the Safety and Security segment.

Interest Expense. Interest expense was $846,927 in 2006 and $181,985 in 2005, an increase of $664,942, or 365%. This increase was due to an increase in the non-cash charge which resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with various loan agreements and mandatorily redeemable cumulative convertible preferred stock. The increase was partially offset by write-offs of loan costs and debt discounts during 2005 that were a result of the refinancing of certain debt.

Net Losses. We incurred net losses of $1,542,727 in 2006 and $809,840 in 2005, an increase of $732,887 or 90%. The increase was due to a $62,274 decrease in revenues, a $162,946 increase in selling, general and administrative expenses and a $664,942 increase in interest expense. The increase was partially offset by the loss on the impairment of intellectual properties of $154,469 recognized in 2005. We expect to incur additional net losses through the fourth quarter of 2006 as we continue to produce our biometrics products. We expect our cash flow to improve beginning in the fourth quarter of 2006 using proceeds from the sales of our biometric products. We currently estimate monthly sales of approximately $600,000 with gross margins averaging 60% or $350,000 per month are required to provide a positive cash flow.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005. Unless otherwise noted, references to 2006 represent the nine-month period ended September 30, 2006 and references to 2005 represent the nine-month period ended September 30, 2005.

Revenues. Total revenue increased $7,255 or 1% to $528,474 in 2006 from $521,219 in 2005. This was due to an increase in sales of biometric security products from $209,972 in 2005 to $442,565 in 2006, an increase of $232,593. Included in biometric security product sales are the sales from Constellation Biometrics Corporation, which we acquired during the second quarter of 2005. Constellation’s 2006 sales were $278,237 compared to 2005 sales of $97,682, an increase of $180,555. The increase in total revenue that resulted from the increase in sales of biometric security products was partially offset by a $225,338 decrease in revenues earned by our Information Management segment during 2006, as compared to 2005. This decrease resulted from a shift in primary focus from our Information Management segment to our Safety and Security segment.

Cost of Services and Product Sales. Cost of services and product sales were $595,165 in 2006 and $685,850 in 2005, a decrease of $90,685 or 13%. This decrease was primarily attributable to a decrease in the amount of depreciation and amortization expense allocated to cost of services and product sales from $390,362 in 2005 to $263,663 in 2006, a decrease of $126,699.

Selling, General and Administrative. Selling, general and administrative expenses were $2,678,292 in 2006 and $2,321,548 in 2005, an increase of $356,744 or 15%. The was primarily due to an increase in payroll from $852,898 in 2005 to $1,185,673 in 2006, an increase of $332,775, an increase in non-payroll related expenses incurred by Constellation Biometrics Corporation, who we acquired during the second quarter of 2005, from $15,423 in 2005 to $131,746 in 2006 and an increase in the amount of amortization and depreciation expense allocated to selling, general and administrative expenses of $87,662. The increase was partially offset by an overall decrease in selling, general and administrative expenses not related to payroll, Constellation or depreciation. This decrease was attributed to non-cash and non-recurring 2005 expenses for investment banking, consulting and other non-payroll expenses acquired in exchange for stock.

As discussed above, our total payroll included in selling, general and administrative expenses was $1,185,673 for 2006 and $852,898 for 2005, an increase of $332,775 or 39%. This increase was due to: (a) $282,269 of payroll expense recognized during 2006 as a result of issuing shares of our common stock to our CEO and CFO in order to pay salaries due to them; (b) the hiring of additional employees in our Safety and Security segment beginning during the latter part of 2005; (c) the hiring of an employee during the first quarter of 2006 to assist with corporate accounting and financial reporting responsibilities; and (d) the addition during the second quarter of 2005 of employees due to the acquisition of Constellation Biometrics Corporation. The increase was partially offset by a decrease in payroll related to our Information Management segment that resulted from the change in our primary focus from the Information Management segment to the Safety and Security segment.

Gains on sale of equipment and restructuring of debt. During 2006 we recognized a gain on sale of equipment of $5,000 and a gain on restructuring of debt of $13,055. The gain on sale of equipment was recognized when we received $5,000 for a piece of our equipment that was fully depreciated and no longer used in our operations. The gain on restructuring of debt represented the write-down of a note payable to the amount that was repaid to the lender, which was agreed to by the lender.

Losses on impairment of intellectual properties and settlement of lawsuit. A loss of $154,469 was recognized on the impairment of intellectual properties in 2005. A loss on settlement of a lawsuit of $200,000 was recognized during 2006. On July 13, 2006, we reached an agreement with Chapman Spira & Carson, LLC to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment. The agreement to settle the dispute required us to deliver a cash payment to Chapman of $200,000. This cash payment was made in July 2006.

Interest Expense. Interest expense was $2,320,012 in 2006 and $901,359 in 2005, an increase of $1,418,653 or 157%. This increase was due to: (a) a non-cash charge of $224,386 which resulted from the issuance of 7,056,712 shares of our common stock to our CEO and CFO during 2006 that served as payment of accrued salaries and interest due them; and (b) a non-cash charge of $101,970 that resulted from an amendment to a promissory note that modified the terms of warrants granted under the original promissory note. The increase was also a result of an increase in the non-cash charge which resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock. The total accretion of debt discounts during 2006 was $1,503,378 compared to $485,228 during 2005, and increase of $1,018,150.

Net Losses. We incurred net losses of $5,246,940 in 2006 and $3,541,637 in 2005, an increase of $1,705,303 or 48%. The increase was due to a $356,744 increase in selling, general and administrative expenses and an increase in interest expense of $1,418,653. The increase was partially offset by a $97,940 improvement in revenues and cost of revenues.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities is for inventory and selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities. We expect our cash flow to improve during the fourth quarter of 2006 as a result of the sales of our biometric products.

 Operating Activities

Net cash used for operating activities was $2,681,358 for 2006, as a result of the net loss during the period of $5,246,940 and an increase in inventory of $779,451, offset by non-cash expenses of $2,793,176, and an increase in accounts payable of $509,978.

Investing and Financing Activities

Net cash used for investing activities for 2006 was $274,948, consisting primarily of product development costs of $192,500 and equipment purchases of $87,448.

Net cash provided by financing activities for 2006 was $2,209,273, representing proceeds from the sale of common stock and exercise of warrants of $250,000 and proceeds from the sale of preferred stock of $2,962,500, offset by the payment of stock issuance costs of $347,181, the repayment of notes payable of $20,000 and the repayment of long-term debt of $635,398.

    Current liabilities of $5,220,234 exceed current assets of $1,096,745 by $4,123,489. Of that amount, $2,750,000 is due in May 2007 as repayment in full of a loan payable to the Trust Under the Will of John Svenningsen. The Company intends to repay or refinance this loan prior to May 2007.

We anticipate product sales increasing in 2006 to where they will sustain our existing operations.

We have been able, thus far, to finance our net losses, as well as the growth of the business, primarily through debt and stock offerings. We are continuing to seek other sources of financing and attempting to increase revenues within our core business of biometric security products. There are no assurances that we will be successful in achieving our goals.

In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain additional financing or capital sources, to meet our financing requirements, and ultimately to achieve profitable operations. We believe that our current and future plans provide an opportunity to continue as a going concern. The condensed consolidated financial statements included in this Form 10-QSB do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event we cannot continue as a going concern.

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's “internal control over financial reporting” (as defined by Rule 15(d)-15(f) of the Exchange Act), and there have been no changes in the Company's internal control or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the period covered by this report.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 13, 2006, the Company reached an agreement with Chapman Spira & Carson, LLC (“Chapman”) to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment (the “Dispute”). The agreement to settle the Dispute required the Company to deliver a cash payment to Chapman of $200,000, which was made in July 2006. As a result, the Company recorded a loss on settlement of lawsuit of $200,000 during the nine months ended September 30, 2006. In exchange for the settlement payment, both parties stipulated and agreed that all claims and counterclaims in the Dispute are discontinued as to all parties with prejudice. Neither party admitted any liability or wrongdoing and the settlement did not construe any admission of liability or wrongdoing.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, the following activity occurred related to the Company’s capital stock:

During the period covered by this Report, the Company issued an aggregate of 4,076,190 of its common shares as a result of elections made by holders of the Company’s mandatorily redeemable cumulative convertible preferred stock to convert shares of the Company’s Series A preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share. Also, the Company issued 301,612 of its common shares to the holders of the Company’s mandatorily redeemable cumulative convertible preferred stock as payment of the 9% cumulative dividend payable to Series A preferred stockholders. Because no commission or other remuneration was paid or given directly or indirectly for soliciting the aforementioned exchanges, the conversions described above were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6. EXHIBITS

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

SEQUIAM CORPORATION

Date: November 14, 2006

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, President and Chief Executive Officer

Date: November 14, 2006

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)