Form 10KSB
period 2006-12-31
SEQUIAM CORP
filed 2007-04-16
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Issuer's revenues for its most recent fiscal year:  $1,688,118

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of April 12, 2007, was approximately $15,858,500 based upon the closing price of the Registrant’s Common Stock on such date.

There were 83,465,793 shares of Common Stock outstanding as of April 12, 2007.

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

Today, our operations are divided into two distinct operating segments: Safety and Security and Information Management. We formed our Safety and Security segment after our acquisition of Smart Biometrics, Inc. and Fingerprint Detection Technologies, Inc. Through these acquisitions, we acquired: (a) a fingerprint biometric access control system, which is and will be a key feature in our current and future product offerings; and (b) a fingerprint detection system which we believe represents a new advancement in that science. Since the implementation of our Safety and Security segment, our focus has been on developing a portfolio of biometric products. Our Information Management segment utilizes our interactive web-based technologies.

Our Safety and Security segment consists of the following subsidiaries: (a) Sequiam Biometrics, Inc.; (b) Constellation Biometrics Corporation: and (c) Fingerprint Detection Technologies, Inc. Constellation is the parent company of a wholly owned subsidiary, Biometric Security (PTY) LTD. (a/k/a Secure Biometrics or Biometrics.co.za), a South African company, engaged in the development, marketing and sale of biometric technology products. We also own 30% of Shanghai Changjiang Intelligence Information Technology, Ltd. (also known as New Era Biometrics, Ltd.), a joint venture with Magstone Innovation, Inc. and Changjiang Computer Group Corporation. Our Information Management segment consists of the following subsidiaries: (a) Sequiam Software, Inc.; (b) Sequiam Sports, Inc.; and (c) Sequiam Education, Inc.

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

Joint Venture Agreement. On April 27, 2006 one of our wholly owned subsidiaries, Sequiam Biometrics, Inc., entered into a Joint Venture Agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc. The Chinese and English names of the joint venture are Shanghai Changjiang Intelligence Information Technology, LTD. and New Era Biometrics, LTD., respectively. The joint venture is headquartered in Shanghai. The purpose of the joint venture agreement is to develop and market biometric and other information technology products and applications in China and other regions and to support Sequiam Biometrics by providing research and development for new products. The joint venture agreement grants Sequiam Biometrics exclusive rights to distribute those products in North America, Europe and Africa.

Since 2003, our main focus has been on the development of our biometric technology products, primarily the BioVault™ and BioLock. Initial deliveries of both of these products occurred during the last six months of 2006.

Information Management Segment

Three principal shareholders, Nicholas VandenBrekel, Mark Mroczkowski and James Rooney, formed Sequiam Software, Inc. (formerly Sequiam, Inc.) on January 23, 2001, to research, develop, produce and market a document management software product. Through the acquisition of different businesses during 2002 and 2003, we acquired an internet remote print software product and an internet service provider.

Currently, our only ongoing operations included in the Information Management Segment are internet hosting and collocation services and the licensing of our internet remote print software. Through our internet hosting and collocation services, we host third-party web content on either our server or on the third party’s server, both of which are located at our remote network operations center. All of these services and licensing are provided by our subsidiary, Sequiam Software, Inc.

The following chart reflects an overview of our corporate organization (including jurisdictions of incorporation and percentages owned by the parent corporation) as of December 31, 2006.

Description of the Biometrics Industry

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, retinal scanning, voice recognition, face recognition and signature analysis. Biometric technology has been used for decades in government and law enforcement applications. Until recently, these systems were too expensive to manufacture to make retail marketing realistic. However, due to the development of more advanced technology, we believe that biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, we believe that, as biometric technology becomes more familiar, that its presence in safety and security applications will grow.

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

We believe that fingerprint identification is more effective at authenticating a person's identity than current processes. We also believe that fingerprint verification is less intrusive, more widely accepted and more cost effective than other available forms of biometric identification, and as a result, we believe that the use of biometrics for access control is becoming more widely accepted in the marketplace.

Products

Safety and Security Segment

A.	Sequiam Biometrics, Inc.

BioVault™

We market a personal access denial device called BioVault™ that uses patent-pending fingerprint recognition technology as the sole means to control access, and requires no key, card or combination. The BioVault™ is constructed of heavy-duty 12-gauge steel. The BioVault™ can be plugged into a house AC current or run independently on three D-cell batteries for up to one year, and is the only access denial device currently on the market with no manual override system. The BioVault™ uses the same non-volatile memory as cell phones to retain fingerprint information in the absence of any power source. When power is low, the BioVault™ ࿠signals the user like a smoke detector.

The BioVault™ measures 12.5 inches wide, by 17 inches long, by 3.5 inches deep, and provides room for two handguns plus ammunition, or valuables such as jewelry, stock certificates and other documents. The BioVault™ is easy to program and stores up to 15 authorized fingerprints. We believe that handgun owners are the largest market for this product and have developed a relationship with the National Rifle Association for the sale of the BioVault™.

We have re-designed, re-engineered and re-tooled the BioVault™ and have introduced it as the BioVault™ 2.0. The re-designed BioVault™ 2.0 includes features requested by partners who required improvements to be incorporated in order to commit to the product to a high degree. Some of these features include doors that open shallow enough to be in small spaces, a polished fit and finish, ability to wire mount in hotel rooms, ability to mount in police and other vehicles, an LCD screen to display helpful information for end users and most importantly a much lower price point. All the requested features have been successfully integrated into the new BioVault™ 2.0’s design. In addition to our partnership with the National Rifle Association, over 130 distributors and retail outlets have agreed to sell the BioVault™ 2.0. Sequiam Biometrics manufactures, assembles, tests and packages the BioVault™ 2.0 via Magstone Innovation, Inc. in Guangzhou, China. We acquired 80% of the outstanding shares of Magstone on January 8, 2007, pursuant to an amended and restated stock purchase agreement. Initial deliveries were made of the product in August 2006 and through streamlining of the manufacturing process larger quantities of the BioVault™ 2.0 became available in December 2006. For the year ended December 31, 2006, we had $183,822 in revenues from sales of the BioVault™ and BioVault™ 2.0.

BioLock

On September 13, 2005, we entered into a five-year, Exclusive Co-Operative Development and Supply Agreement with Black & Decker’s subsidiary, Kwikset Corporation. The purpose of this relationship is to develop, market and sell biometric enabled security door hardware and systems.

We, together with Kwikset Corporation, have developed the BioLock: a biometrically accessible door lock system to be applied to external and internal doors. Kwikset has since branded the BioLock the ‘Smart Scan’ for its introduction to the Home Depot chain of stores and other retail stores. The Smart Scan was introduced into Home Depot in a limited pilot program in November 2006 and is slated for nationwide release through Black and Decker partners in May-June 2007.

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

During 2006, we provided Kwikset with the biometric and electronic components of the BioLock and Kwikset performed the remaining manufacturing of the BioLock. Limited deliveries of the BioLock commenced during the fourth quarter of 2006. For the year ended December 31, 2006, revenues earned from the sale of the BioLock were $51,024. For the year ended December 31, 2006, revenues earned from the sale of the biometric and electronic components of the BioLock were $952,162.

In future years, we expect to earn revenues from the BioLock by selling the product, providing non-recurring engineering services and earning a royalty on non-Sequiam BioLock sales.

OEM Kits 1 and 2

OEM 1 is intended for customers who want to quickly develop products that incorporate biometric lock actuation for a very low cost, including opening safes, garage doors, cabinets, or anything that would normally require a key. The OEM 1 was rebranded the UBI ‘Universal Biometric Interface’ in late 2006. Even a television remote control could be biometrically enabled with UBI technology. The UBI also provides support for a variety of fingerprint sensors. Different environments require fingerprint sensors that are designed for effective use within that environment. This applies to customers who plan to create products that operate in hot or cold temperatures and/or moist areas. Manufacturing of the UBI began in December 2006 and the product is available through channels such as Arrow through their product testing program.

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

Both products will have full support from our easy to use suite of developers’ kits allowing any home computer to manage or develop new applications using these products. For the year ended December 31, 2006, we had no revenues from the development of either OEM Kits 1 or 2. Production of OEM 1 began in December 2006 production of OEM 2 is anticipated to begin in 2007.

BioCareTrack (HCB)

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

According to the National Association of Home Health Care, there were over 7.6 million Americans requiring home healthcare in 2005. This is a large market and growing larger each day as the baby boomer generation grows older. On September 13, 2005, we signed an exclusive distribution agreement with Kelimo Incorporated for BioCareTrack. For the fiscal year ended December 31, 2006, we had no revenues from the sale of the BioCareTrack. Production of the BioCareTrack began in December 2006 with first deliveries expected during the second quarter of 2007.

USB Fingerprint Sensor (CMOS II)

This sensor is designed for integration into products such as notebook computers, stand-alone USB fingerprint pods and other products that require an added degree of security. The CMOS II is designed to be a low cost consumer oriented solution for mass market products. The CMOS II was acquired in an exclusive technology licensing agreement with Tacoma Technology, Inc. of Taipei, Taiwan in which our resources would be utilized to complete the product offering.

The devices will be offered with two fingerprint sensors, one from Tacoma and a version from Fujitsu Microelectronics America (FMA). These devices will be fully supported by our (and third party) SDK development kits allowing the ability for software developers to develop robust applications using these fingerprint devices. We experienced various engineering and pre-production delays with the CMOS II project. For the fiscal year ended December 31, 2006, we had no revenues from the sale of the USB Fingerprint Sensor. Small scale production of the sensor is expected in April 2007. Sample production began in December 2006.

Windows CE Biometric/RFID PDA (HDT)

This biometric PDA is under development in conjunction with CJCC (Chang Jiang Computer Group) and New Era Biometrics Joint Venture of Shanghai China. We have a 30% ownership interest in this joint venture. The product is a Windows CE based handheld PDA that includes features such as a high resolution color LCD, a proximity RFID reader, a biometric sensor, voice recognition and six programmable function keys. The product is designed for applications such as use in the Chinese Social Security System, Patient Tracking and Venue Security. For the fiscal year ended December 31, 2006, we had no revenues from the sale of the Windows CE Biometric/RFID PDA. The product is currently in the prototype phase and is expected to begin limited production in June 2007.

OEM/ODM USB Fingerprint Scanners

We are currently working with Fujitsu Microelectronics, Inc. to develop OEM/ODM USB fingerprint scanning devices. These devices are designed to secure computer equipment that range from home and small office PC’s to enterprise level servers. Full production is expected to begin in July 2007. Sampling production began in March 2007. For the fiscal year ended December 31, 2006, we had no revenues from the sale of the OEM/ODM USB Fingerprint Scanners.

B.	Constellation Biometrics Corporation

High Speed Biometric Algorithm

The Biometric Algorithm is our biometric matching intellectual property acquired with Biometric Security (Pty) Ltd. The matcher works in three phases. First, the system extracts fingerprint minutiae from a fingerprint graphic provided by any standard 500Dpi fingerprint sensor. Each print from the same finger entered into the enroll process is then averaged in to an amalgam via our advanced fingerprint averaging algorithm. Once the averaging is completed the fingerprint is stored in the fingerprint database. This allows a highly robust matching process since much more data is stored per fingerprint in the database.

Our Biometric Algorithm identifies people by comparing their fingerprints to ones in the database at a high rate of speed using common computer equipment. We have been able to utilize the Biometric Algorithm in our own products avoiding the costly licensing of matching systems from our competitors.

The Biometric Algorithm is available for licensing to customers in embedded, Linux and Windows versions. For the fiscal year ended December 31, 2006, we had no revenues from the licensing of the High Speed Biometric Algorithm.

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

BioTime is a complete ready-to-use system that includes software, a clocking-in terminal, communications cables, a “Getting Started” guide, and a full installation manual. Since the software is completely menu-driven and exceptionally easy to use, it can be quickly installed and operated by a person with little computer experience. A typical installation takes less than one hour and individuals can be added to the system in a matter of minutes. For the fiscal year ended December 31, 2006, we had approximately $37,000 in revenues from sales of BioTime.

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

Biometric devices supported include: Authentec, BioLink, Digent, Digital Persona, Kingston Technology, Lifeview, Nitgen, Precise Biometrics, Sagem, Secugen, Sony, Suprema, Tacoma, Tai-Hao and Targus.

The toolkit is available in two versions - Standard and Professional. The BioTools Professional Toolkit extends the Standard Toolkit by adding web server samples and support tools, web-cam support, and Smart Card (chip card) support. For the fiscal year ended December 31, 2006, we had approximately $9,000 in revenues from sales of the BioTools.

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

In transit and on arrival, the documents remain encrypted until your fingerprint is read on a biometric fingerprint scanner. This means that no one other than the intended recipient can open, view, or copy the document. For the fiscal year ended December 31, 2006, we had no revenues from sales of BioMail.

Information Management Segment

A.	Sequiam Software, Inc.

Sequiam Software, Inc’s ongoing operations currently consist only of internet hosting and collocation services and the licensing of our internet remote print software. Through our internet hosting and collocation services, we host third-party web content on either our server or on the third party’s server, both of which are located at our remote network operations center. Revenue earned during the year ended December 31, 2006 from providing internet hosting and collocation services and from the licensing of our internet remote print software were $60,237 and $33,400, respectively.

Market for our Products and Services

The year ended December 31, 2006 was the first year we had significant sales from our primary biometric products, the BioVault™ 2.0 and BioLock. During 2005 and much of 2006 our time was spent acquiring, developing and preparing these products for sale. Our revenues for the year ended December 31, 2005 were primarily derived from secondary products and services such as web hosting and collocation services, internet remote print software and web and custom software development. The National Rifle Association has agreed to actively market the BioVault™ 2.0 and Black & Decker’s subsidiary, Kwikset Corporation has agreed to actively market the BioLock, both at no cost to us. Market estimates for the sale of the BioVault™ 2.0 and BioLock were provided to us by the National Rifle Association and Kwikset Corporation, respectively. In addition Analog Devices, Authentec, Fujitsu Microelectronics, Inc., Arrow Electroincs, Inc. and others are actively marketing our technology using Universal Biometric Interface demonstration kits provided by us at minimal cost.

We are targeting sales of our biometric products primarily to leading suppliers in manufacturing and distribution of safety and security products.

Distribution of our Products and Services

Two of our biometric products came to market during the last six months of 2006 after a lengthy development period. We intend to sell our biometric products through “Value Added Resellers,” distributors and marketing alliances and through our own direct sales efforts. We will also license our technology to manufacturers who wish to incorporate biometric technologies into the products they make as we did with Black and Decker’s subsidiary: Kwikset Corporation. On September 13, 2005, we entered into a five-year, Exclusive Co-operative Development and Supply Agreement with Kwikset Corporation. The purpose of this agreement is to establish the business relationship between Kwikset and us in respect to the development, marketing and sales of biometric enabled security door hardware and systems, including our BioLock product.

Value Added Resellers. We plan to continue to form additional relationships with Value Added Resellers. Under a typical agreement, the Value Added Reseller will sell our products in conjunction with their own products.  In some instances, a Value Added Reseller might convert our products to their own private-label.

Distributors. We plan to form relationships with distributors that have experience selling technology products in geographic areas where we do not have a physical presence. We currently have a rapidly growing distribution network for our biometric products that includes over 100 retail stores and a number of distributors. Some of the resellers include Sportsmans Market, Inc, Earthtec, Pacific Supply Group, Zurich Products, Keylock LLC, RDG Barcode America, SmartHome, Inc. and Lowry Security Group. The distributors include Davenport Sales, Fulcrum Biometrics, Arrow Electroincs, Inc., Sporty’s, The Artemis Group and RSR Group.

We have an agreement with the National Rifle Association to help distribute the BioVault™. The National Rifle Association acts only as a sales agent and will not purchase any of our products directly. The original BioVault™ price points were too high for the National Rifle Association to commit to selling the BioVault™ to the desired degree. BioVault™ 2.0 includes a 52% reduction in the cost to manufacture the product. This allows us to set the MSRP of the BioVault™ 2.0 to the level desired by the National Rifle Association. Shipments of the BioVault™ 2.0 commenced during the last six months of 2006. The National Rifle Association will offer our BioVault™ 2.0 in its online store and catalog and will market the product through its instructors. For the fiscal year ended December 31, 2006, we had little revenue from this relationship because the National Rifle Association had not completed or commenced its overall marketing plan. The National Rifle Association expects to accelerate its marketing efforts sometime in 2007.

Alliance Partners. Our “Alliance Partners” will be companies that partner with us on our products. We will not maintain a formal financial relationship with our Alliance Partners nor will our Alliance Partners receive fees in exchange for recommending our products. In return for these referrals, we will, if the occasion arises, refer management consulting services to our Alliance Partners. Analog Devices, an Alliance Partner, has included us in its press and marketing endeavors that include articles in EE Times and other publications. Another Alliance Partner is Authentec, Inc. who provided millions of fingerprint sensor devices in 2006. Authentec, Inc. is recommending us as a premier provider of biometric hardware and technology to facilitate their customers’ needs for advanced biometric hardware designs that include the Authentec, Inc. biometric sensor. We are actively pursuing other Fortune 500 alliance partners. For the fiscal year ended December 31, 2006, we had not received significant revenue from our Alliance Partners.

Competition

We compete in a highly competitive marketplace that is characterized by rapid technological change, declining average selling price and continuously evolving customer requirements. We believe that the principal competitive factors in our markets include:

•	the ability to consistently deliver biometric performance across the widest user demographics;

•	the ability to provide solutions that meet evolving security requirements;

•	cost;

•	size, convenience and ease of use;

•	the breadth and diversity of product offerings;

•	the ability to provide a reliable supply of products in sufficient quantities and in a timely manner;

•	the quality of customer service and technical support;

•	the ability to operate in harsh physical environments; and

•	financial and operational stability and reputation.

We believe we currently compete favorably with respect to these factors in the aggregate. However, we cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the fingerprint biometrics market. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position.

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

Our development kits are very similar to VeriFinger and FingerCell but have a price point about 40% lower, support twice as many devices and are judged by many easier to use and implement.

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

Our Customers

Safety and Security

Sales to Black & Decker during 2006 represented 56% of our total revenues. During 2006, our sales to Black & Decker were comprised of the sale of biometric and electronic components for the BioLock. We do not expect these type sales to be a significant part of our revenues in future years as we expect to earn revenues from the BioLock by selling the product, providing non-recurring engineering revenue services and earning a royalty on non-Sequiam BioLock sales. Many of the customers for our biometric products are in South Africa and are customers of our wholly owned subsidiary Biometric Security (PTY) Ltd. The customers in South Africa include Ford Motor Company, South Africa; Wimpy, South Africa; Pick 'n Pay, South Africa; Receiver of Revenue, Cape Town, South Africa; Provincial Administration, Western Cape, South Africa; Santam; Royal Dutch Shell; South African Police; Free State; South Africa Hewlett Packard and others. In the United States, during the last six months of 2006 we started to market our BioVault™ and BioLock products via the distribution channels discussed in the “Distribution of our Products and Services” section above.

On September 13, 2005, we entered into a five-year, Exclusive Co-Operative Development and Supply Agreement with Kwikset Corporation, a subsidiary of Black & Decker. The purpose of this agreement is to establish the business relationship between Kwikset and us in respect to the development, marketing and sales of biometric enabled security door hardware and systems.

Information Management

This segment provides web-hosting and collocation services and also licenses our internet remote print software. The segment’s customers are generally individuals and small businesses that require web-hosting and collocation services and businesses and schools that require the printing of documents at several different locations.

Intellectual Property

Our patent pending for “BioVault™” was denied. We have resubmitted our patent application with the United States Patent Office. We do not anticipate that we will file any additional patents on our existing biometric products at this time. We have registered “Sequiam”, “Smart Biometrics” and “BioVault” (as trademarks) with the U.S. Patent and Trademark Office.

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

Research and Development Activities

Sequiam Biometrics, Inc. and Constellation Biometrics Corporation. We acquired the “BioVault™” technology. Accordingly, we had no significant research and development costs associated with this product other than normal adaptations for alternate uses of the biometrics. Research and development costs for this product were not significant during 2006 and we do not expect research and development costs for this product to be significant during the foreseeable future. We have discontinued the BioVault™ in favor of the BioVault™ 2.0.

As of December 31, 2006, we capitalized $364,117 in product development costs related to the redesign of the BioVault™ 2.0, development of the BioLock and OEM Kits 1 and 2 and other biometric products.

Our Employees

As of December 31, 2006, we employed 13 full-time employees in the United States and 6 in South Africa for a total of 19. Three of these employees worked in sales and marketing; 13 worked in product development and support; and three provided general administrative services. No employees are represented by a labor union, and we consider our relations with employees to be good.

Dependence on Key Management Personnel

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management. In particular, the loss of Nicholas H. VandenBrekel, our President and Chief Executive Officer, Mark L. Mroczkowski, our Executive Vice President and Chief Financial Officer, Alan McGinn, our Chief Technology Officer, or Kevin Henderson, President of Sequiam Biometrics, Inc. could have a material adverse effect on our business. We have employment contracts with each of these officers, which are more fully described under the heading “Management.”

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters is located at 300 Sunport Lane, Orlando, Florida 32809.  On July 1, 2001, the Brekel Group, Inc., prior to our acquisition, entered into a lease agreement to rent approximately 60,000 square feet of combined office and manufacturing space through June 30, 2011. Because we determined to cease Brekel’s print and publishing operations before we acquired it, effective July 1, 2002, Brekel entered into a lease forbearance agreement for 10,000 square feet of the same space for the remaining term of the lease. In April 2004, we signed a new lease agreement and note payable with the landlord that supercedes and replaces the lease forbearance agreement described above.

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

On May 17, 2005, EastGroup Properties, LP agreed to an additional six (6) month deferment of the Company’s Promissory Note payments until December 1, 2005, contingent upon the payment of April and May 2005, and that all rental payments between now and December 2005 are kept current. EastGroup Properties, LP also agreed to extend the Note by twelve (12) months to represent the twelve (12) total deferred payments from December 2004 to November 2005. We are currently in the process of renegotiating the repayment terms of the note payable.

We also lease approximately 2,100 square feet of office space in Bellville, South Africa. This space is used as an office for our South African operations. The lease expires October 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

No material legal proceedings are currently pending or threatened against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 28, 2007, there were approximately 1,006 holders of record of our common stock and 83,287,793 shares outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends on our common stock in the foreseeable future. The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board, by quarter, during each of our last two fiscal years ended December 31, 2006 and 2005. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from the OTC Bulletin Board, for the respective periods.

	Market Prices
Quarter	2005		2006
	High	Low	High	Low
First quarter	$0.30	$0.12	$0.41	$0.25
Second quarter	0.29	0.06	0.32	0.20
Third quarter	0.77	0.06	0.32	0.17
Fourth quarter	0.53	0.23	0.33	0.18

The high and low bid prices for shares of our common stock on March 28, 2007, were $0.17 and $0.16, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. For information concerning principal shareholders, see “Security Ownership of Certain Beneficial Owners and Management.”

On May 24, 2004, we were formally listed on the Frankfurt Stock Exchange under the symbol RSQ. The high and low bid prices for shares of our common stock on March 28, 2007, were €0.13 and €0.12, respectively, based upon bids that represent prices quoted on the Frankfurt Stock Exchange. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Recent Sales of Unregistered Securities

Unregistered sales of our equity securities during fiscal 2006 not previously reported in our prior quarterly and current reports filed with the SEC were as follows:

The Company received a total of $289,412 and in exchange issued a total of 1,378,151 of its common shares as a result of the exercise of warrants to purchase common shares at $0.21 per share.

The company issued 476,191 of its common shares as a result of an election made by a holder of the Company’s Series B preferred stock to convert shares of the Company’s Series B preferred stock to shares of the company’s common stock, at a fixed conversion rate of $0.21 per share. Also, the Company issued 24,479 of its common shares to this holder of the Company’s Series B preferred stock as payment of the 10% cumulative dividend payable to Series B preferred stockholders. Because no commission or other remuneration was paid or given directly or indirectly for soliciting the aforementioned exchange, the conversion described above was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. Management's discussion and analysis is divided into subsections entitled “Forward Looking Statements,” “Introduction,” “Results of Operations,” “Liquidity and Capital Resources,” “Critical Accounting Policies,” “Off-Balance Sheet Arrangements” and “Risk Factors.” Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2006 compares with prior years.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for Fiscal 2006 compared to Fiscal 2005; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this 10-KSB.

We are a biometric technology company specializing in biological identification security systems. Our business is divided into two operating segments: (a) Safety and Security; and (b) Information Management.

The use of unique physical traits to verify a person's identity is known as biometric identification. Biometric identification includes fingerprinting, hand geometry, iris scanning, retinal scanning, voice recognition, face recognition and signature analysis. Biometric technology has been used for decades in government and law enforcement applications. Until recently, these systems were too expensive to manufacture to make retail marketing realistic. However, due to the development of more advanced technology, we believe that biometric identification techniques can be adapted for commercial purposes on an economically feasible basis. In addition, we believe that, as biometric technology becomes more familiar, that its use in safety and security applications will grow.

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

Since inception, we have invested heavily in research and development and have not yet achieved profitability. Our revenue has grown from $0.3 million in 2004 to $1.7 million in 2006, driven primarily by demand in the biometrics product market. We expect sales of our products for use in the biometrics product market to continue to represent a substantial portion of our revenue in the foreseeable future.

We primarily sell our products to OEMs, original design manufacturers, or ODMs, or contract manufacturers. Our customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our marketing and sales staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If we are successful, a customer will decide to incorporate our solution in its product. Because the sales cycles for our products are long, we incur expenses to develop and sell our products well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. We have experienced revenue growth due to an increase in the number of our products offered and an expansion of our customer base.

For the years ended December 31, 2006 and 2005, the Company’s revenues were derived from five sources: (i) the sale and licensing of our biometric and software products; (ii) user fees for online Application Service Provider (“ASP”) services; (iii) consulting, custom software and web development services; (iv) maintenance agreements in connection with the sale and licensing of software products; and (v) Internet access and web hosting services. Biometric and Software product and licensing revenue are recognized when all of the following criteria have been met: (a) there is an executed license agreement, for licensing revenue, and the technology, software or product has been delivered to the customer, (b) the sale amount is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Revenues from ASP services are recognized as the transactions are processed by the system. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from customers in advance of amounts earned is deferred and recorded as a liability.

The following table shows the proportion of total revenues by segment in each of the last two fiscal years ended December 31, 2006.

Period	Safety and Security	Information Management

Fiscal year ended December 31, 2005	$239,779	$386,141

Fiscal year ended December 31, 2006	$1,582,647	$105,471

Results of Operations

Fiscal 2006 compared to Fiscal 2005. Unless otherwise noted, references to 2006 represent the year ended December 31, 2006 and references to 2005 represent the year ended December 31, 2005.

The following table sets forth information regarding our financial results for 2006 and 2005.

	2006 Amount	2005 Amount
Revenue	$1,688,118	$625,920
Costs of services and product sales	$1,789,743	$904,655
Selling, general and administrative	$3,599,125	$3,119,022
Interest expense	$1,317,923	$1,732,444
Net loss	$(5,200,617)	$(5,430,660)

Revenues

Total revenue increased by $1,062,198 or 170% to $1,688,118 for the year ended December 31, 2006, from $625,920 for the year ended December 31, 2005.

This increase was due to our BioVault™ and BioLock products coming to market during the last six months of 2006. Sales of the BioVault™, BioLock, and related components and accessories during 2006 were $1,197,359 compared to 2005 sales of the prior version of the BioVault™ of $19,854. The increase in revenues during 2006 was also a result of an increase in sales from Constellation Biometrics Corporation, which we acquired May 31, 2005, from $154,661 in 2005 to $345,337 in 2006. The increase in revenues during 2006 was partially offset by a decrease in revenues from our Information Management segment. Revenues earned from this segment decreased to $105,471 in 2006 from $386,141 in 2005. The decrease was a result of our continued focus on developing our Safety and Security segment and our portfolio of biometric products.

During the last several years we spent significant time acquiring and redeveloping our biometric technology products. As a result, we expect more significant sales of our biometric technology products during 2007 and thereafter. In addition to our own sales efforts we are looking for other companies in the industry to whom we can license our biometric technology products. We believe that this will result in an increase in the number of outlets in which these products are made available.

We believe that the following developments will have a positive impact on our future revenues:

•
On September 13, 2005, Sequiam Corporation entered into a five-year, Exclusive Co-Operative Development and Supply Agreement with Black & Decker’s subsidiary Kwikset Corporation. The purpose of this agreement is to establish the business relationship between Kwikset and Sequiam in respect to the development, marketing and sales of biometric enabled security door hardware and systems. Our BioLock product, which came to market during the last quarter of 2006, was developed under this agreement.

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

•
On April 27, 2006, Sequiam Biometrics, Inc. , a wholly owned subsidiary of Sequiam Corporation, entered into a Joint Venture Agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc. . The Chinese and English names of the joint venture are Shanghai Changjiang Intelligence Information Technology, LTD, and New Era Biometrics, Ltd., respectively. The joint venture is headquartered in Shanghai. The purpose of the joint venture agreement is to develop and market biometric and other information technology products and applications in China and other regions and to support Sequiam Biometrics, Inc. by providing research and development for new products. The joint venture agreement grants Sequiam Biometrics, Inc. exclusive rights to distribute those products in North America, Europe and Africa.

As a result of these developments, we expect that revenues from our Safety and Security segment will continue to increase during 2007 and thereafter as we continue to focus our efforts on our biometric products.

Operating Expenses

Cost of services decreased by $467,966 or 82%, from $571,684 for the year ended December 31, 2005 to $103,718 for the year ended December 31, 2006. Depreciation and amortization included in cost of services decreased $230,132 or 78% from $294,638 in 2005 to $64,506 in 2006 due primarily to intangible assets becoming fully amortized during 2005 and an increase in the allocation of depreciation and amortization to Corporate. All other expenses incurred to deliver the cost of services decreased $237,834 or 86% from $277,046 in 2005 to $39,212 in 2006, largely due to staff reduction and related personnel costs.

Cost of product sales increased $1,353,054 or 406% from $332,971 in 2005 to $1,686,025 in 2006 due primarily to the increase in sales of the BioVault™, BioLock, and related components and accessories during 2006. The increase was also caused by an increase in sales of product as a result of the acquisition of Constellation Biometrics Corporation during 2005 and an increase in depreciation and amortization allocated to Cost of product sales.

Selling, general and administrative expenses increased $480,103 or 15% from $3,119,022 in 2005 to $3,599,125 in 2006. The increase was primarily due to an increase in payroll from $1,187,855 in 2005 to $1,586,965 in 2006, which was an increase of $399,110, an increase in non-payroll related expenses incurred by Constellation Biometrics Corporation, who we acquired during the second quarter of 2005, from $62,316 in 2005 to $146,168 in 2006 and an increase in the amount of amortization and depreciation expense allocated to selling, general and administrative expenses of $169,946. The increase was partially offset by an overall decrease in selling, general and administrative expenses not related to payroll, Constellation or amortization and depreciation. This decrease was attributed to non-cash and non-recurring 2005 expenses for investment banking, consulting and other non-payroll expenses incurred in exchange for stock.

As discussed above, our total payroll included in selling, general and administrative expenses was $1,586,965 for 2006 and $1,187,855 for 2005, an increase of $399,110 or 34%. This increase was due to: (a) $282,269 of payroll expense recognized during 2006 as a result of issuing shares of our common stock to our CEO and CFO in order to pay salaries due to them; (b) the hiring of additional employees in our Safety and Security segment beginning during the latter part of 2005 and during 2006; (c) the addition during the second quarter of 2005 of employees resulting from the acquisition of Constellation Biometrics Corporation; and (d) the hiring of an employee during the first quarter of 2006 to assist with corporate accounting and financial reporting responsibilities. The increase was partially offset by a decrease in payroll related to our Information Management segment that resulted from the change in our primary focus from the Information Management segment to the Safety and Security segment.

We currently operate without directors’ and officers’ insurance and is at risk for those types of losses.

Other Gains and Losses

During 2006 and 2005 we recognized gains on sale of equipment of $5,000 and $370, respectively.

We recognized a loss on impairment of intangible assets of $260,069 in 2005.This impairment resulted from the write-off of $154,469 which represented the remaining net book value of the intellectual property recorded as a result of the 2003 acquisition of Fingerprint Detection Technologies, Inc. and the write-off of $105,600 which represented the remaining net book value of the capitalized software development costs for our internet remote print product.

We recognized a loss on impairment of goodwill of $79,188 during 2005. This loss represented the goodwill recorded as a result of the 2005 acquisition of Constellation Biometrics Corporation.

We recognized a gain on restructuring of debt of $13,056 during 2006. This gain resulted from a write-down of a note payable to the amount that was repaid to the lender, which was agreed to by the lender.

During 2005, we recognized a net gain on extinguishment of debt of $38,428. One component of the net gain was the write-off of accounts payable of $315,428 that consisted primarily of liabilities assumed as a result of the 2002 acquisition of BrekelGroup, Inc. This gain was partially offset by the fair value of a warrant issued during 2005, in connection with the repayment of long-term debt, that is exercisable into 1,500,000 shares of our common stock. The fair value of the warrant was determined to be $277,000.

During 2006, we recognized a loss on settlement of a lawsuit of $200,000. On July 13, 2006, we reached an agreement with Chapman Spira & Carson, LLC to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment. The agreement to settle the dispute required us to deliver a cash payment to Chapman of $200,000. This cash payment was made in July 2006.

Interest Expense

Interest expense was $1,317,923 in 2006 and $1,732,444 in 2005, a decrease of $414,521 or 24%. This decrease was due to the write-off of loan costs of $184,641 during 2005 and an increase in the non-cash charge which resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements. The total accretion of debt discounts during 2005 was $625,970 compared to $454,507 during 2006, a decrease of $171,463.

Net Losses

We incurred net losses of $5,200,617 and $5,430,660 for the years ended December 31, 2006 and 2005, respectively, a decrease of $230,043 or 4%. The decrease was due to an improvement in revenues less cost of revenues of $177,110, a decrease in other net losses of $118,515 and a decrease in interest expense of $414,521. The decrease was partially offset by an increase in selling, general and administrative expenses of $480,103.

We expect to incur additional net losses through the first two quarters of 2007 as our biometric products continue to be developed and marketed. We expect our overall cash flow to improve beginning in the second quarter of 2007 primarily as a result of a new financing.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities for 2006 was for inventory and selling, general and administrative expenses.  Our principal source of liquidity has historically been from financing activities.  We expect our cash flow to improve during 2007 as a result of new financing and the sales and licensing of our biometric products. We need to obtain additional financing to continue our operations and we expect to secure such additional capital in a timely manner.

Operating Activities

Net cash used for operating activities was $2,904,737 for the year ended December 31, 2006, as a result of the: (a) net loss during the period of $5,200,617, (b) non-cash expenses and net gains and losses of $1,735,545 and (c) increases in receivables of $591,677 and inventory of $688,438, which were partially offset by increases in accounts payable of $894,391, accrued expenses of $757,641 and deposits of $112,500.

We continue to incur net losses as our biometric products just came to market for the first time during the last six months of 2006. Non-cash expenses and net gains and losses consist primarily of: (a) depreciation of property and equipment and amortization of intellectual properties; (b) the accretion of debt discounts related to long-term debt; (c) the amortization of loan costs; and (d) the issuance of common stock in exchange for services, interest and salaries. The increases in receivables, inventory, accounts payable, accrued expenses and deposits are a result of our biometric products coming to market for the first time during the last six months of 2006. The increase in accrued expenses was also caused by an increase in accrued interest on the loan payable to the Trust Under the Will of John Svenningsen that resulted from us not making the scheduled payments the last three months of 2006 due to poor cash flow.

Investing and Financing Activities

Net cash used for investing activities was $528,180 for the year ended December 31, 2006, consisting primarily of purchases of equipment of $88,847, product development costs of $244,333, an increase in advance receivable of $140,000 and cash invested in our joint venture (described more fully below) with Changjiang Computer Group Corporation and Magstone Innovation, Inc. of $60,000. Cash was used for these investing activities in order to help grow our core business: the sale and licensing of biometric products.

On April 27, 2006, Sequiam Biometrics, Inc., our wholly owned subsidiary, entered into a Joint Venture Agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc.. The Chinese and English names of the Joint Venture are Shanghai Changjiang Intelligence Information Technology, LTD and New Era Biometrics, Inc., respectively. The JV is headquartered in Shanghai, China. The purpose of the JV Agreement is to develop and market biometric and other IT products and applications in China and other regions and to support us by providing research and development for new products. The JV Agreement grants us exclusive rights to distribute those products in North America, Europe and Africa.

The JV is owned 30% each by us and Magstone and 40% by CJCGC. The JV Agreement was approved by the Chinese government during 2006.

As part of the JV Agreement, we along with Magstone were required to invest $60,000 each and CJCGC $80,000. We made this investment during the fourth quarter of 2006. The term of the JV Agreement is twenty years, expiring on May 31, 2026, and will be automatically renewed for additional ten-year terms unless all parties agree in writing to cease operations prior to the expiration of the then current term.

We account for our investment in the JV under the equity-method of accounting.

Net cash provided by financing activities was $2,708,683 for the year ended December 31, 2006 representing proceeds from the sale of common stock and exercise of warrants of $539,413, proceeds form the sale of preferred stock of $2,962,500 and proceeds from shareholder loans of $209,997, offset primarily by the payment of stock issuance costs of $347,181, and the repayment of long-term debt of $635,398. Cash provided through long-term debt, the sale of preferred and common stock and the exercise of warrants are our primary methods of obtaining cash until the sale and licensing of our biometric products are sufficient enough to support our operations. This is expected to occur during the last six months of 2007.

Effective April 15, 2006, Sequiam Biometrics, Inc., our wholly-owned subsidiary, entered into an Exclusive Distribution and Manufacturing Agreement with CJCC (China Jiangsu Construction Corporation). The purpose of this agreement is to provide the conditions and terms for the distribution of certain biometric products and services of the Company, including a biometric personal digital assistant. As part of the Agreement, during 2006, CJCC purchased 483,871 restricted common shares of Sequiam Corporation common stock for $150,000.

During April 2006, we entered into an Amendment to a Promissory Note. This Promissory Note was classified as a loan from shareholder prior to it being repaid during 2005. As part of this amendment, it was agreed that for certain consideration provided by the Promissory Note holder, the warrant to purchase 7,500 of the Company’s common shares at $1.00 per share granted under the original Promissory Note was amended to 476,191 of the Company’s common shares at $0.21 per share. During April 2006, this warrant was exercised and we received $100,000 and in exchange issued 476,191 of our common shares.

During 2006, warrants issued during 2005 in connection with our Series A preferred stock offering were exercised to purchase 1,378,151 shares of our common stock at $0.21 per share. We received $289,412 from the exercise of the warrants. In our opinion the issuance and sale of the shares upon exercise of these warrants were exempt from the registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On May 17 and June 21, 2006, we closed preferred stock transactions with a total of nineteen institutional and accredited investors, pursuant to which we issued a total of 2,962.5 shares of our Series B preferred stock, par value $0.001 per share with a stated per share value of $1,000 for total proceeds of $2,962,500. The Series B preferred stock is non-voting and entitles the Series B Purchasers to receive a 10% cumulative dividend payable semiannually. The Series B Preferred Stock is convertible into 14,107,142 of our common shares at a fixed price of $0.21 per share.

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

The $3,650,000 promissory note issued to the Trust has a term of two years. Eight percent (8%) interest is payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly principal payments commencd on May 10, 2006, at the rate of $75,000. The Trust’s promissory note is secured by all of our assets. We did not make any principal or interest payment from October 2006 to December 2006 and, accordingly, a penalty of $196,500 has been recorded.

We currently lease approximately 24,000 square feet of office space from EastGroup Properties, LP that is used for our corporate headquarters. The lease is for a period of seventy-two months beginning July 1, 2004 and ending June 30, 2010. In April 2004, we entered into a $1.6 million note payable agreement with EastGroup. The $1.6 million represented $893,112 of deferred rent expense and $706,888 of tenant improvements. Beginning August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, we were scheduled to make payments consisting of principal and interest of $26,517. The note payable bears interest at six percent per annum. On May 17, 2005, EastGroup agreed to an additional six month deferment of our payments until December 1, 2005, contingent upon the payment of April and May 2005 prior to May 31, 2005, and that all rental payments through December 2005 were kept current. EastGroup also agreed to extend the note payable by twelve months to represent the twelve total deferred payments from December 2004 to November 2005. We are currently in the process of renegotiating the repayment terms of the note payable.

On February 28, 2005 as part of the acquisition of Biometric Security (PTY) LTD, Constellation Biometrics Corporation, our wholly-owned subsidiary, entered into a note payable with Aregee Investments No. 105 for $440,000 payable in quarterly payments of $55,000 without interest. The note matures on April 1, 2007 and is secured by all the assets of Biometric Security (PTY) LTD. This note payable was amended effective December 1, 2006. As a result of the amendment, repayment terms changed to quarterly payments of $55,000 for the period starting July 1, 2005 through July 1, 2006 and then quarterly payments of $12,500 for the period starting September 1, 2006 through April 1, 2007 and a final payment consisting of 178,000 restricted common shares of the Company delivered on or before April 1, 2007. The note payable was repaid in full during April 2007.

Rental expense related to the EastGroup operating lease for the years ended December 31, 2006 and 2005 was $228,445 and $210,161, respectively. At December 31, 2006, minimum future rentals required under the EastGroup operating lease and the maturities of all long-term debt are as follows:

Year	Rentals	Long-term Debt Maturities
2007	$ 220,034	$ 3,678,899
2008	224,360	253,634
2009	228,794	269,278
2010	115,519	285,886
2011	-	303,519
Thereafter	-	78,762
	$788,707	$ 4,869,978

Current liabilities of $7,019,614 exceed current assets of $1,657,845 by $5,361,769. Of that amount, $3,768,619 was due by May 2007 as repayment of outstanding principal and interest under the loan agreement with the Trust Under the Will of John Svenningsen. See the Subsequent Events section for a discussion of the refinancing of this loan.

During the year ended December 31, 2006, we incurred a net loss of $5,200,617 and used $2,904,737 of cash in operating activities. As of December 31, 2006, we had an accumulated deficit of $23,080,135, total shareholders' deficit of $4,492,631, and negative working capital of $5,361,769.

We anticipate sales from our products increasing to a level during 2007 where they are sufficient enough to sustain our operations. Until that time, we need to secure additional financing.

Subsequent Events

A. Refinancing

On March 30, 2007, we closed a debt transaction with Biometrics Investors, LLC (“Biometrics”). Pursuant to the Financing, we amended and restated that Second Amended, Restated and Consolidated Senior Secured Term Note, dated November 1, 2005, made to Lee Harrison Corbin, Attorney In Fact for the Trust under the Will of John Svenningsen, in the original principal amount plus interest of $3,965,119 (the “Original Note”), which was recently transferred to Biometrics, to provide for $2,500,000 of additional funding subject to the satisfaction of certain conditions (“Term Loan A”). The aggregate principal amount of Term Loan A (which includes $3,965,119 from the Original Note”) is $6,500,000. In connection with this financing, Biometrics provided us with written notice that we were no longer in default of the Original Note as previously reported on the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 14, 2007.

Term Loan A

Term Loan A shall be disbursed by Biometrics to us in a series of ten disbursements, each in the amount of $250,000, payable every other week, which shall be disbursed based on the our satisfaction of the conditions stated in Paragraphs 4(a) and (b) of that certain Agreement by and between us and Biometrics, dated March 30, 2007 (the “Loan Agreement”), including our issuance to Biometrics of a warrant exercisable for 65,719,041 shares of our common stock at an exercise price of $.01 per share (the “Initial Warrant”). Biometrics, in its sole discretion, may elect to advance Term Loan A in greater amounts or on an accelerated funding schedule. On March 30, 2007, we issued the Initial Warrant to Biometrics in accordance with the Loan Agreement.

The $6,500,000 promissory note issued to Biometrics has a term of two years. Interest shall be payable monthly in arrears commencing on May 1, 2007, and on the first day of each consecutive calendar month thereafter at a rate of 12% per annum. The outstanding principal balance under this note is payable on April 15, 2009 and it is secured by all of our assets.

The Initial Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering the all or part of the shares issuable upon the exercise of the Initial Warrant.

Term Loan B

Subject to the terms and conditions of the Loan Agreement, Biometrics agreed to make a second term loan to us in the principal amount of $5,000,000 (“Term Loan B”). Term Loan B shall consist of a series of advances not to exceed, in the aggregate, $5,000,000, which shall be disbursed to us based on our satisfaction of the conditions stated in Paragraphs 4(a) and (c) of the Loan Agreement, including the issuance to Biometrics of a warrant exercisable for 39,431,424 shares of our common stock at an exercise price of $.01 per share (the “Additional Warrant”). The Additional Warrant will not be issued to Biometrics until such time as we determine that it is in our best interest to borrow additional funds from Biometrics pursuant to Term Loan B. If any amounts are funded pursuant to Term Loan B, the outstanding principal balance under Term Loan B will be payable on April 15, 2009 and will be secured by all of our assets.

The Additional Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering the all or part of the shares issuable upon the exercise of the Additional Warrant.

In our opinion, the issuance and sale of the Initial Warrant, described above, was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Biometrics is an accredited investor. Biometrics had an opportunity to ask management questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

The principal documents involved in the transaction are the Loan Agreement, a Master Security Agreement, Term Notes A and B, an Initial and Additional Common Stock Purchase Warrant, a Registration Rights Agreement, a Second Amended and Restated Stock Pledge Agreement, a Shareholders Agreement, a Grant of Security Interest in Patents and Trademarks for us and certain of our subsidiaries, a Subsidiary Guaranty from each of our Subsidiaries, and a Subordination Agreement from Mark Mroczkowski and Nick VandenBrekel to Biometrics, each of which is dated as of March 30, 2007 and a copy of which is attached as an exhibit to this report to the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2007.

B. Series B Waiver and Consent.

In connection with the Biometrics financing, our Series B preferred shareholders and warrant holders consented to the financing and acknowledged that the consummation of the financing did not give rise to a termination or default under the Series B Preferred Stock Purchase Agreement, the Certificate of Determination for the Series B preferred stock, the warrants held by the Series B preferred shareholders or the Registration Rights Agreement for the Series B preferred stock and the warrants held by the Series B preferred shareholders, each of which is dated as of May 17, 2006. The Series B preferred shareholders and warrant holders further waived their: (a) rights to participate in the financing; (b) anti-dilution rights, and (c) registration rights. The Series B preferred shareholders and warrant holders also consented to an increase in our authorized common shares and to the termination of the Registration Rights Agreement.

C. Series A Waiver and Consent.

In connection with the Biometrics financing, our Series A preferred shareholders and warrant holders consented to the Biometrics financing and acknowledged that the consummation of the Biometrics financing did not give rise to a termination or default under the Series A Preferred Stock Purchase Agreement or the warrants held by the Series A preferred shareholders, each of which is dated as of November 30, 2005. The Series A preferred shareholders and warrant holders further agreed to waive their rights of participation in the Biometrics financing and to any anti-dilution rights. The Series A preferred shareholders and warrant holders also consented to an increase in our authorized common shares.

D. Shareholder Actions.

In connection with the Biometric financing described above, 51.54% of the common shareholders voted and agreed to increase the number of directors on our Board of Directors and each of our subsidiaries from three to five members and further agreed to vote that the two additional directors will be representatives designated by Biometrics for so long as Biometrics remains a shareholder.

In connection with the Biometric financing described above, 51.54% of the common shareholders voted and agreed in an Action by Written Consent of Shareholders to Amend the our articles of incorporation to increase the authorized common shares from 200 million shares to 400 million shares.

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at December 31, 2006.

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

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY INCUR SIGNIFICANT OPERATING LOSSES IN THE FUTURE.

We have incurred net losses each year since our inception. Our business has no record of profitability and it may never become profitable. As of December 31, 2006, we had an accumulated deficit of $23,080,135 and total stockholders’ deficit of $4,492,631. Our ability to obtain profitability on a quarterly or annual basis in the future depends in part on the rate of growth of our target markets, the acceptance of our products and services, the competitive position of our products and services, our ability to develop new products and our ability to manage expenses.

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

We have incurred net losses and negative cash flows from operations since our inception. We do not have sufficient funds to follow through on these initiatives and may find that these initiatives are more expensive than anticipated. As of December 31, 2006, we had an accumulated deficit of $23,080,135 and for the fiscal year ended December 31, 2006 we incurred a net loss of $5,200,617. Increases in expenses would further increase our operating losses. Moreover, the timing of such expenses can contribute to fluctuations in our quarterly operating results. If we cannot generate sufficient funds to successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

OUR BRAND MAY NOT ATTAIN SUFFICIENT RECOGNITION.

We believe that establishing, maintaining and enhancing our brand is a critical aspect of our efforts to develop and expand our operations. The number of biometric security product providers that offer competing products increases the importance of establishing and maintaining brand name recognition. To attract and retain customers, and to promote and maintain our operations in response to competitive pressures, we may find it necessary to increase substantially our financial commitment to creating and maintaining a strong brand loyalty among customers. This will require significant expenditures on advertising and marketing. If we incur excessive expenses in an attempt to promote and maintain our products and services, our business prospects, operating results and financial condition would be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock. For example, although we have expended considerable time and energy in developing a relationship with the National Rifle Association to market and advertise the BioVault™, to date, we have not derived significant revenue from this relationship nor can we assure that we ever will.

WE ARE DEPENDENT UPON A RELATIVELY SMALL NUMBER OF SIGNIFICANT END CUSTOMERS FOR MORE THAN 50% OF OUR 2006 REVENUE. THE LOSS OF ANY ONE OR MORE OF THESE CUSTOMERS COULD REDUCE OUR REVENUE.

A relatively small number of end customers account for a significant portion of our revenue in any particular period. In fiscal 2006, sales to Black & Decker or Kwikset accounted for 56% of our revenue. We expect that our history of high end customer concentration will continue in future periods. The loss of any significant end customer will limit our ability to sustain and grow our revenue.

OUR FUTURE FINANCIAL PERFORMANCE WILL DEPEND ON THE WIDESPREAD ACCEPTANCE OF BIOMETRIC SOLUTIONS.

In its short history, the biometrics market has been characterized by the frequent introduction of new technologies and products. The application of biometric technologies in non-governmental applications, including fingerprint, is relatively new. Although the market has been growing rapidly, there is no assurance that this growth will continue. Consumers and corporations may not find value in having biometric technologies integrated in the products they use such as PCs, wireless devices and access control systems. If end users do not value the product, then our customers may decide not to use our products. In addition, there are multiple variants of biometric technologies beyond fingerprint including face, hand, vein, voice, iris and others. Our customers, and their end users, may find these technologies of greater value and choose these technologies over our own.

The expansion of the biometric market also depends on the following factors:

•	public perception regarding the intrusiveness of our biometrics and the manner in which organizations use the biometric information collected;

•	legislation related to biometric information;

•	publicity regarding biometric solutions; and

•	security or use issues associated with our or competitive products that may reflect poorly on the biometrics market in general.

Even if biometric solutions gain wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance.

OUR PRODUCTS MUST MEET EXACTING SPECIFICATIONS, AND DEFECTS AND FAILURES MAY OCCUR, WHICH MAY CAUSE CUSTOMERS TO RETURN OR STOP BUYING OUR PRODUCTS.

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. Our products are also subject to rough environments as they are integrated into our customer products for use by the end customers. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.

OUR SALES CYCLE IS LENGTHY AND EXPENSIVE AND COULD ADVERSELY AFFECT THE AMOUNT, TIMING AND PREDICTABILITY OF FUTURE REVENUE.

Our customers generally need a few months to a few years, if not longer, after initial contact to make a final purchase decision with respect to our products. Our typical sales cycle often includes a prototype phase as a method to show proof of concept and manufacturability. As customers weigh their purchase options, we may expend significant resources in pursuit of a sale that may ultimately fail to close. We have little control over our customers’ budget cycles and approval processes, or the strength of competitors’ relationships with our potential customers, all of which could adversely affect our sales efforts. The introduction of new products and product enhancements may lengthen our sales cycle as customers defer a decision on purchasing existing products and evaluate our new products. If we are unsuccessful in closing sales after expending significant resources, our revenue and operating expenses will be adversely affected.

IF WE FAIL TO MAINTAIN PROPER AND EFFECTIVE INTERNAL CONTROLS, OUR ABILITY TO PRODUCE ACCURATE FINANCIAL STATEMENTS COULD BE IMPAIRED, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS, OUR ABILITY TO OPERATE OUR BUSINESS AND OUR STOCK PRICE.

Commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered certified public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. As of the date of this prospectus, we have not undertaken any formal assessment of our internal controls over financial reporting. Our testing, or the subsequent testing by our independent registered certified public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered certified public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

OUR HEADQUARTERS ARE LOCATED IN FLORIDA, AND OUR THIRD-PARTY MANUFACTURING SUBCONTRACTORS ARE CONCENTRATED IN ASIA, AREAS SUBJECT TO SIGNIFICANT NATURAL DISASTER RISKS.

Sequiam East, Inc., which fabricates our BioVault™, is located in Guangzhou, China. There is a level of political unrest or uncertainty in this area. We may not be able to obtain alternate capacity on favorable terms, if at all, which could harm our operating results.

In addition, our headquarters are located in Florida. The risk of a hurricane in Florida is significant. In 2004, the three hurricanes affected the area in which we operate, and we suffered power outages and disrupted business operations.

OUR SUCCESS WILL DEPEND ON THE TIMELY INTRODUCTION OF NEW PRODUCTS WITH INCREASED FUNCTIONALITY.

Our future financial performance will depend on our ability to meet customer specifications and requirements by enhancing our current fingerprint authentication solutions and developing products with new and better functionality. We expect to devote significant resources to identifying new market trends and developing products to meet anticipated customer demand for fingerprint biometric solutions. Ultimately, however, customers may not purchase our biometric solutions. Accordingly, we can not assure you that demand for the type of solutions we offer and plan to offer will continue to develop as we anticipate, or at all.

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving customer requirements. The success of new features depends on several factors, including their timely introduction and market acceptance. We may not be successful in developing enhancements or new solutions or bringing them to market in a timely manner. We could experience delays in completing the development and introduction of new products and product enhancements that may render our products, when introduced, obsolete and unmarketable. Customers may also defer purchases of our existing products pending the introduction of anticipated new products. If our new solutions are not competitive with solutions offered by other vendors, we may not be perceived as a technology leader and could miss market opportunities. If we are unable to enhance the functionality of our solutions or introduce new solutions which achieve widespread market acceptance, our reputation will be damaged, the value of our brand will diminish, and our business will suffer. In addition, uncertainties about the timing and nature of new features and products could result in increases in our research and development expenses with no assurance of future sales.

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES COULD AFFECT OUR FINANCIAL RESULTS.

We earn revenues, pay expenses, own assets and incur liabilities in South Africa, which uses the South African Rand. In 2006, we derived approximately 20% of our net operating revenues from operations in South Africa. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the South African Rand will affect our net revenues, operating income and the value of balance sheet items denominated in the South African Rand. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies, especially the South African Rand, may adversely affect our future net revenues.

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

Our competition includes biometric companies such as 9g Products.

Many of our competitors are larger and have substantially greater financial, distribution and marketing resources. If we cannot compete successfully against such competitors, it will impair our ability to maintain our market position.

For example, the biometric technology industry is highly competitive and rapidly changing. Many companies are currently exploiting the benefits of fingerprint recognition technologies. As a result, competing biometric technology companies could develop products substantially similar or superior to the BioVault™ or the BioLock. In addition, our Safety and Security segment could be adversely affected if other forms of biometric identification technologies (such as retinal, iris or face recognition) are utilized to develop superior products.

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

OUR ABILITY TO COMPETE WILL BE HARMED IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

We rely primarily on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2006, we had two U.S. patent applications pending. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

ASSERTIONS BY THIRD PARTIES OF INFRINGEMENT BY US OF THEIR INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT COSTS AND CAUSE OUR OPERATING RESULTS TO SUFFER.

The biometric technology industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Although we are not currently a party to legal action alleging our infringement of third-party intellectual property rights, in the future we may receive letters from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

WE RELY ON THIRD PARTIES TO MAKE OUR PRODUCTS, LEAVING US POTENTIALLY VULNERABLE TO SUBSTANTIAL COST INCREASES AND DELAYS.

We do not manufacture BioVault™ 2.0 or our BioLock products. If one or more of our current manufacturers were no longer able to manufacture our products, we would be required to negotiate arrangements with alternate manufacturers, which would likely include some cost or delay, which could be substantial. In addition, no assurance can be given that any alternative arrangements would be on terms as favorable as our current arrangements.

We currently do not have long-term supply contracts with any of our subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Our subcontractors have not provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with our subcontractors may cause them to reallocate capacity to those customers, decreasing the capacity available to us.

IF OUR STRATEGIC PARTNERS DO NOT EFFECTIVELY MARKET OUR PRODUCTS, WE MAY NOT GENERATE SIGNIFICANT SALES OR PROFITS.

We utilize third parties to assist in marketing, selling and distributing our products. We believe that the establishment of a network of third-party strategic partners, particularly abroad, with extensive and specific knowledge of the biometric industry is important for us to succeed. We cannot assure you that our current or future strategic partners, such as the National Rifle Association, will market our products and services at sufficient levels or provide us with adequate support. If one or more of our partners under-performs or if any of our strategic relationships are terminated or otherwise disrupted, our operating performance, results of operations and financial condition will be adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

BIOMETRICS INVESTORS, LLC MAY NOT ADVANCE US FUNDS PURSUANT TO OUR RECENT FINANCING IF WE FAIL TO SATISFY CONDITIONS FOUND IN THE APPLICABLE LOAN DOCUMENTS.

On March 30, 2007, we closed a debt transaction with Biometrics Investors, LLC. Pursuant to the Financing, we amended and restated that Second Amended, Restated and Consolidated Senior Secured Term Note, dated November 1, 2005, made to Lee Harrison Corbin, Attorney In Fact for the Trust under the Will of John Svenningsen, in the original principal amount plus interest of $3,965,119, which was recently transferred to Biometrics, to provide for $2,500,000 of additional funding subject to the satisfaction of certain conditions. The aggregate principal amount of the restated loan (which includes $3,965,119 from the Svenningsen note) is $6,500,000.

Biometrics is not obligated to advance any funds to us unless we satisfy all of the applicable conditions contained in the loan documents. Although we intend to satisfy all of these conditions to funding, we cannot guarantee if and when these conditions will ever be satisfied. If we do not satisfy these conditions and do not receive all of the funds available to us pursuant to the Biometrics financing, then our business prospects, operating results and financial condition may be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

Additionally, Biometrics has offered to loan us an additional $5,000,000 on substantially the same terms as the initial $2,500,000 of additional funding described above. If we elect to obtain this loan, Biometrics will not be obligated to advance any funds to us unless we satisfy all of the applicable conditions contained in the loan documents, which include certain quantitative performance criteria that we may not be able to achieve. If we are in need of this additional financing to operate our business and we do not satisfy these conditions and do not receive all of the funds available to us pursuant to this second Biometrics financing, then our business prospects, operating results and financial condition may be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

IF AN EVENT OF DEFAULT OCCURS UNDER THE BIOMETRICS LOAN, IT COULD RESULT IN A SERIOUS PROBLEM FOR US AND CAUSE US TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO REPAY THE LOAN.

If we default on the loan made by Biometrics Investors, LLC, then Biometrics may declare the outstanding principal amount of the loan and any accrued interest immediately due and payable and may foreclose on all of our assets. The cash required to pay those amounts will most likely come out of our working capital. Since we rely on our working capital and our assets for our day-to-day operations, a default on the loan could have a serious and adverse effect on our business, operating results and financial condition to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

RISKS RELATED TO OUR COMMON STOCK

IF AN EVENT OF DEFAULT OCCURS UNDER THE TERMS OF THE SERIES B PREFERRED STOCK, IT COULD RESULT IN A SERIOUS PROBLEM FOR US AND CAUSE US TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO FINANCE THE REDEMPTION OF THE SERIES B PREFERRED STOCK.

On May 17 and June 21, 2006, we issued 2962.5 shares (2,862.5 shares of which were outstanding at December 31, 2006) of Series B preferred stock to certain of the selling shareholders. The Certificate of Determination of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock provides for the following events of default.

•	we provide notice of our inability to comply with a conversion request;

•	we fail for any reason to pay in full any amounts due to the holder of the Series B preferred stock within five days of the date due;

•	we fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to the holders of the Series B preferred stock upon a conversion hereunder;

•
we breach any covenant, agreement or warranty and such failure or breach shall not, and such breach has not been cured within 30 calendar days after the date on which written notice of such breach shall have been given;

•	we redeem more than a de minimis number of securities junior to the Series B preferred stock;

•	any change in our controlling ownership;

•	any form of bankruptcy or insolvency proceeding is instituted by or against us, which is not vacated within 60 days;

•	our common stock fails to be listed or quoted for trading on the OTCBB for more than five trading days;

•
any monetary judgment, writ or similar final process shall be entered or filed against us, any of out subsidiaries or any of their respective property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of 45 calendar days.

If we default on the Series B preferred stock, we may be required to redeem all of the Series B preferred stock for a total amount equal to the sum of (i) the greater of (A) $3,721,250 and (B) the product of (a) the VWAP (with “VWAP” defined as the price determined by the OTCBB) on the trading day immediately preceding the date of default and (b) $2,862,500 divided by the then conversion price (which is $0.21 per share as of the date of this Report), (ii) accrued but unpaid dividends and (iii) all liquidated damages and other amounts due in respect of the Series B preferred stock.

The cash required to pay those amounts will most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, a default could have a serious and adverse effect on our business, operating results and financial condition to such an extent that we are forced to restructure, sell some of our assets or curtail our operations, any of which would have a detrimental effect on the value of our common stock.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK.

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock, $.001 par value per share, and 50,000,000 shares of preferred stock, $.001 par value per share. As of April 12, 2007, we had outstanding 83,465,793 shares of common stock. Also as of April 12, 2007, we had outstanding a total of 2,862.5 shares of Series B preferred stock which are convertible into a total of 13,630,952 shares of common stock. We have reserved 15,000,000 shares of common stock for issuance in respect of option grants under our stock option plan. From those available shares, options have been granted for 10,357,500 shares of common stock, and there remain available for options under the plan 4,642,500 shares of common stock. There are 116,335,160 shares that are issuable upon exercise of outstanding warrants.

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

Holders of our securities have registration rights for 65,719,041 shares of common stock that may be issued upon exercise of outstanding Common Stock Purchase Warrants. Sales of substantial amounts of our common stock in the open market could adversely affect the market price of our common stock.

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

THERE ARE CURRENTLY OPTIONS AND WARRANTS OUTSTANDING TO PURCHASE UP TO 126,525,994 SHARES OF OUR COMMON STOCK, WHICH IF EXERCISED, WOULD CAUSE A SIGNIFICANT DILUTION TO EXISTING STOCKHOLDERS

We have issued options, warrants or similar rights to purchase up to 126,525,994 shares of our common stock. Of that amount, Biometrics Investors, LLC is the beneficial owner of warrants to purchase up to 74,319,041 shares of our common stock. If all the foregoing warrants and options were exercised as of April 12, 2007, our issued and outstanding shares of common stock would have increased from 83,465,793 to 209,991,787, an increase of approximately 152%. Such exercise would cause a stockholder holding 1,000,000 shares of our common stock prior to such exercise to immediately drop from holding approximately 1.20% of our common stock to holding approximately 0.48% of our common stock. In addition, the value of our common stock as traded on the OTC Bulletin Board may experience a significant drop as a result of the exercise of all or a portion of the outstanding options and warrants.

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

OUR PREFERRED STOCK MAY CAUSE DILUTION.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of “blank check” preferred stock with such rights and preferences as our board of directors, without further shareholder approval, may determine from time to time. Of these preferred shares, 1,575 shares were designated as Series A preferred stock and 2,962.5 shares were designated as Series B preferred stock. On April 12, 2007, we had 2,862.5 shares of outstanding Series B preferred stock. All Series B preferred stock ranks senior to common stock as to payment of dividends and distribution of assets. The Series B preferred stock is non-voting and entitles the Series B purchasers to receive a 10% cumulative dividend payable semiannually. The Series B preferred stock is convertible into 13,630,952 of our common shares at a fixed price of $0.21 per share. As of April 12, 2007, there remained 49,995,462.5 shares of authorized but undesignated and unissued shares of preferred stock that may be sold in the future and that can, at the discretion of our board of directors, be designated as another series of preferred stock with dividend, liquidation, conversion, voting or other rights and preferences that are senior, and not available, to the holders of our common stock. Thus, issuances of new series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. Holders of our common stock could realize less than the amount of dividends and/or distributions to which they would otherwise be entitled.

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

Sequiam Corporation and subsidiaries

Consolidated Financial Statements

For the years ended December 31, 2006 and 2005

Sequiam Corporation and Subsidiaries

Consolidated Financial Statements

For the years ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sequiam Corporation

We have audited the accompanying consolidated balance sheet of Sequiam Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequiam Corporation and subsidiaries as of December 31, 2006 , and the results of their operations and their cash flows for the two years in the period ended December 31, 2006. in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective approach, effective January 1, 2006.

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

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
April 13, 2007

Sequiam Corporation and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current assets:
Cash	$ 54,161
Receivables, net of allowance for bad debts of $15,541	836,715
Inventory	766,969
Total current assets	1,657,845

Property and equipment, net	919,909
Intellectual properties, net	559,927
Product development costs	364,117
Advance receivable	140,000
Investment in joint venture	60,000
Deposits and other assets	16,264
Total assets	$ 3,718,062

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 1,190,380
Accrued expenses	1,274,324
Dividends payable	179,808
Customer deposits	112,500
Deferred revenue	31,500
Deferred rents	35,917
Current portion of long-term debt	3,512,188
Loans from shareholders	682,997
Total current liabilities	7,019,614

Long-term debt, net of current portion	1,191,079

Total liabilities	8,210,693

Commitments and contingencies

Shareholders’ deficit:
Preferred shares, Series B convertible, par value $0.001; 50,000,000 preferred shares authorized; 2,862.5 shares issued and outstanding	3
Common shares, par value $.001; 200,000,000 shares authorized; 82,281,212 shares issued and outstanding	82,281
Additional paid-in capital	18,493,022
Accumulated deficit	(23,080,135)
Accumulated other comprehensive income	12,198
Total shareholders’ deficit	(4,492,631)
Total liabilities and shareholders’ deficit	$ 3,718,062

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Revenues:
Services	$ 105,471	$ 443,641
Product sales	1,582,647	182,279
Total revenues	1,688,118	625,920

Costs and expenses:
Cost of services	103,718	571,684
Cost of product sales	1,686,025	332,971
Selling, general and administrative	3,599,125	3,119,022
Gain on sale of equipment	(5,000)	(370)
Loss on impairment of intangible assets	-	260,069
Loss on impairment of goodwill	-	79,188
Gain on restructuring of debt	(13,056)	-
Gain on extinguishment of debt	-	(38,428)
Loss on settlement of lawsuit	200,000	-
	5,570,812	4,324,136
Loss from operations	(3,882,694)	(3,698,216)
Interest expense	(1,317,923)	(1,732,444)
Net loss	(5,200,617)	(5,430,660)
Preferred stock dividends	(184,836)	-
Net loss applicable to common shareholders	$(5,385,453)	$(5,430,660)

Net loss per common share:
Basic and diluted	$ (0.07)	$ (0.09)

Shares used in computation of net loss per common share -
Basic and diluted weighted average shares outstanding	73,458,573	57,848,617

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Shareholders' Deficit
Years Ended December 31, 2006 and 2005

	Preferred Shares		Common Shares
						Accumulated
					Additional	Other
	Shares	Par	Shares	Par	Paid-in	Comprehensive	Accumulated		Comprehensive
	Outstanding	Value	Outstanding	Value	Capital	Income (Loss)	Deficit	Total	Loss
Balance at December 31, 2004	-	$ -	47,965,604	$ 47,966	$ 7,524,118	$ -	$ (12,448,858)	$(4,876,774)
Sale of common shares	-	-	537,358	537	108,760	-	-	109,297
Common shares issued for services	-	-	4,293,238	4,293	686,329	-	-	690,622
Common shares issued for salaries	-	-	2,373,772	2,374	342,162	-	-	344,536
Common share warrants exercised	-	-	914,444	914	356,408	-	-	357,322
Acquisition of Constellation Biometrics Corporation	-	-	1,635,513	1,636	173,364	-	-	175,000
Common shares issued for debt conversions	-	-	6,738,392	6,738	991,042	-	-	997,780
Warrants issued in connection with long-term debt	-	-	-	-	1,126,380	-	-	1,126,380
Warrants issued in connection with mandatorily redeemable preferred stock	-	-	-	-	1,004,625	-	-	1,004,625
Mandatorily redeemable preferred stock conversion feature	-	-	-	-	570,375	-	-	570,375
Foreign currency translation adjustment	-	-	-	-	-	(3,000)	-	(3,000)	$ (3,000)
Net loss	-	-	-	-	-	-	(5,430,660)	(5,430,660)	(5,430,660)
Comprehensive loss									$ (5,433,660)
Balance at December 31, 2005	-	-	64,458,321	64,458	12,883,563	(3,000)	(17,879,518)	$(4,934,497)
Sale of common shares	-	-	483,871	484	149,516	-	-	150,000
Common shares issued for accrued salaries, interest and services	-	-	7,056,712	7,057	2,039,390	-	-	2,046,447
Common share warrants exercised	-	-	1,854,342	1,854	387,558	-	-	389,412
Conversion of mandatorily redeemable preferred stock	-	-	7,500,000	7,500	1,567,500	-	-	1,575,000
Common shares issued for payment of mandatorily redeemable preferred stock dividend	-	-	427,297	428	89,897	-	-	90,325
Common shares issued for payment of Series B preferred stock dividend	-	-	24,479	24	5,004	-	-	5,028
Warrants issued in connection with long-term debt	-	-	-	-	37,269	-	-	37,269
Warrants issued for services	-	-	-	-	75,434	-	-	75,434
Stock-based compensation	-	-	-	-	34,246	-	-	34,246
Change in fair value of outstanding common share warrants	-	-	-	-	101,970	-	-	101,970
Accretion of mandatorily redeemable preferred stock discount	-	-	-	-	(976,719)	-	-	(976,719)
Mandatorily redeemable preferred stock issuance costs	-	-	-	-	(253,098)	-	-	(253,098)
Declaration of mandatorily redeemable preferred stock dividend	-	-	-	-	(78,512)	-	-	(78,512)
Conversion of Series B preferred stock	(100)	-	476,190	476	(476)	-	-	-
Issuance of Series B preferred shares	2,962.5	3	-	-	2,962,497	-	-	2,962,500
Series B preferred stock issuance costs	-	-	-	-	(347,181)	-	-	(347,181)
Series B preferred stock beneficial conversion feature	-	-	-	-	758,084	-	-	758,084
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	(758,084)	-	-	(758,084)
Declaration of Series B preferred stock dividend	-	-	-	-	(184,836)	-	-	(184,836)
Foreign currency translation adjustment	-	-	-	-	-	15,198	-	15,198	$ 15,198
Net loss	-	-	-	-	-	-	(5,200,617)	(5,200,617)	(5,200,617)
Total comprehensive loss									$ (5,185,419)
Balance at December 31, 2006	2,862.5	$ 3	82,281,212	$ 82,281	$ 18,493,022	$ 12,198	$ (23,080,135)	$(4,492,631)

See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
Cash flows from operating activities:	2006	2005
Net loss	$(5,200,617)	$ (5,430,660)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	526,443	541,269
Accretion of debt discount	454,507	625,970
Change in fair value of outstanding common share warrants	101,970	-
Accretion of beneficial conversion feature	-	570,375
Amortization of loan costs	-	231,483
Amortization of product development costs	54,346	-
Issuance of common stock and warrants in exchange for services and interest	299,820	690,622
Issuance of common stock in exchange for salaries	282,269	344,536
Issuance of stock options to employees	34,246	-
Gain on sale of equipment	(5,000)	(370)
Loss on impairment of intangible assets	-	260,069
Loss on impairment of goodwill	-	79,188
Gain on restructuring of debt	(13,056)	-
Gain on extinguishment of debt	-	(38,428)
Increase in receivables	(591,677)	(124,913)
Increase in allowance for bad debts	10,854	1,297
Decrease in prepaid expenses, deposits and other assets	34,878	81,041
Increase in inventory	(688,438)	(78,531)
Decrease in bank overdraft	-	(24,165)
Increase (decrease) in accounts payable	894,391	(173,196)
Increase in accrued expenses	757,641	344,783
Increase in customer deposits	112,500	-
Increase (decrease) in deferred revenue	31,500	(6,000)
Increase (decrease) in deferred rents	(1,314)	11,090
Increase in accrued shareholders’ salaries	-	190,000
Net cash used for operating activities	(2,904,737)	(1,904,540)
Cash flows from investing activities:
Equipment purchases	(88,847)	(50,129)
Proceeds from sale of equipment	5,000	1,295
Cash acquired through acquisition of Constellation Biometrics	-	29,142
Product development costs capitalized	(244,333)	(132,127)
Increase in advance receivable	(140,000)	-
Investment in joint venture	(60,000)	-
Net cash used for investing activities	(528,180)	(151,819)
Cash flows from financing activities:
Proceeds from sales of common stock and exercise of warrants	539,413	466,619
Proceeds from sales of preferred stock	2,962,500	-
Proceeds from sales of mandatorily redeemable preferred stock	-	1,575,000
Payment of preferred stock issuance costs	(347,181)	-
Principle payments on notes payable	(20,000)	(265,135)
Proceeds from long-term debt	-	2,100,000
Principle payments on long-term debt	(635,398)	(1,110,000)
Payment of loan costs	-	(208,625)
Proceeds from shareholder loans	209,997	290,800
Principle payments on shareholder loans	(648)	(26,103)
Net cash provided by financing activities	2,708,683	2,822,556

Effect of exchange rate changes on cash	15,198	(3,000)

Net increase (decrease) in cash	(709,036)	763,197
Cash, beginning of period	763,197	-
Cash, end of period	$54,161	$ 763,197
See accompanying notes to consolidated financial statements

Sequiam Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2006 and 2005

1.	Summary of Business and Significant Accounting Policies

Description of Business and Acquisition

Sequiam Corporation (“Sequiam” or the “Company”) through its wholly owned subsidiaries, primarily develops, markets, and supports a portfolio of biometric fingerprint unlocking devices that enable users to gain access using their personal identity. The Company also provides internet access and hosting services and custom software development services.

The Company's operations are divided into two distinct operating segments: Safety and Security and Information Management. The Safety and Security segment includes the Company’s biometric technology products. The Information Management segment includes all non-biometric technology products, which are discussed above.

Principles of Consolidation

The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting the customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventory

Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or market. The Company uses the first-in, first-out cost method of determining cost for its inventory. The Company evaluates its inventory balances at the end of each quarter to ensure that they are carried at the lower of cost or market.

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

Intellectual Properties

Intangible assets determined to have a finite useful life are amortized over their respectful estimated useful lives and reviewed for impairment annually. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead will be tested for impairment annually. Intangible assets, which are stated at cost and consist of intellectual properties, are being amortized over their estimated useful lives of five years.

In connection with the acquisitions of other companies, including the acquisition during 2005 of Constellation Biometrics Corporation, the Company acquired intellectual properties including patents, trademarks, technical drawings, proprietary software and other knowledge based assets that were assigned values representing the excess of the purchase price over the fair value of the tangible assets acquired. Amortization expense was $249,250 and $227,499 for the years ended December 31, 2006 and 2005, respectively. The unamortized balance of $154,469 related to a 2003 acquisition was written off as an impairment loss during 2005.

Product Development Costs

The Company capitalizes research and development costs when the product under development reaches technological feasibility. Capitalization ends when the product is available for general release to customers, at which time the amortization of the capitalized cost begins. Product development costs are amortized using the straight-line method over the estimated useful life of the product. Product development costs included in selling, general and administrative expenses for the year ended December 31, 2006 were $83,763. There were no product development costs included in expenses for the year ended December 31, 2005.

During 2005, the Company elected to cease all development efforts related to two of its Information Management segment products. All costs related to the development of these products have been expensed.

Revenue Recognition

For the years ended December 31, 2006 and 2005, the Company’s revenues were derived from five sources: (i) the sale and licensing of our biometric and software products; (ii) user fees for online Application Service Provider (“ASP”) services; (iii) consulting, custom software and web development services; (iv) maintenance agreements in connection with the sale and licensing of software products; and (v) Internet access and web hosting services. Biometric and Software product and licensing revenue are recognized when all of the following criteria have been met: (a) there is an executed license agreement, for licensing revenue, and the technology, software or product has been delivered to the customer, (b) the sale amount is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Revenues from ASP services are recognized as the transactions are processed by the system. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from customers in advance of amounts earned is deferred and recorded as a liability.

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sales in the accompanying statements of operations.

Accounting for Stock-Based Compensation

At December 31, 2006, the Company has two stock-based compensation plans (the “Plans”) which are described more fully in Note 15. Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based compensation cost related to the Plans was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under the Plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $34,246 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per common share for the year ended December 31, 2006 would have remained $0.07 if the Company had not adopted Statement 123(R). Also, there was no change in cash used in operating activities and cash provided by financing activities as a result of adopting Statement 123(R).

The Company’s net loss would have been approximately $165,000 higher and basic and diluted net loss per common share would have increased to $0.10 for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options vested under the Plans for this period. There was no share-based employee compensation cost included in net loss as reported for this period.

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

Net Loss Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of December 31, 2006 and 2005, the Company had respectively, 75,103,380 and 47,074,423 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Comprehensive Loss

Comprehensive loss includes net loss adjusted for gains and losses from foreign currency translation adjustments.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at the applicable rate of exchange in effect at the end of the fiscal year. Revenue and expense accounts are translated at the average rate of exchange during the period and equity accounts are translated at the rate in effect when the transactions giving rise to the balances took place. Gains and losses resulting from translation are included in “Accumulated Other Comprehensive Loss.” Gains and losses resulting from foreign currency transactions are included in income.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include receivables, accounts payable, accrued expenses and loans from shareholders. The fair value of our long-term debt and notes payable is estimated based on the current rates offered to us for debt of similar terms, credit risk and maturities. Under this method the fair value of long-term debt was not significantly different from the stated value at December 31, 2006.

Concentration of Credit Risk

Sales to Black & Decker, one of the Company’s Safety and Security segment customers, during the year ended December 31, 2006 comprised 56% of total revenues for 2006 and 78% of receivables at December 31, 2006. Any unanticipated change in Black & Decker’s credit worthiness or other matters affecting the collectibility of amounts due the Company, could have a material affect on the Company’s results of operations in the period in which such changes or events occur.

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

Management’s Plans

As of December 31, 2006, the Company has a working capital deficit and has incurred significant losses from operations since its inception. Management expects revenues earned from its biometric products and the proceeds to be received from a new financing agreement, expected to be entered into during April 2007, will allow the Company to sustain its operations during 2007 and beyond.

The Company’s ability to continue as a going concern is heavily dependant upon the Company’s ability to obtain additional capital to sustain operations. Although the Company is presently attempting to secure additional financing to continue the Company’s operations, there is no assurance additional capital will be available on acceptable terms, if at all.

2.	Inventory

Inventory consists of the following at December 31, 2006:

Raw materials	$ 370,219
Work in process	127,512
Finished goods	269,238
$ 766,969

3.	Property and Equipment

Property and equipment consist of the following at December 31, 2006:

Leasehold improvements	$1,465,270
Office furniture and fixtures	567,220
Computer equipment	226,526
Purchased software	151,701
2,410,717
Less accumulated depreciation	1,490,808
$919,909

Depreciation expense totaled $277,193 and $256,170 during 2006 and 2005, respectively.

4.	Intangible Assets

Intangible assets consist of the following as of December 31, 2006:

Amortized Intangible Assets	Weighted-average Amortization period	Gross Carrying Amount	Accumulated Amortization & Impairment Allowance	Net Carrying Amount
Intellectual properties	5	$1,246,250	$686,323	$559,927

In connection with the acquisition of Access Orlando, the Company acquired Internet Remote Print software that was assigned a value of $288,000, representing the excess of the purchase price over the fair value of the tangible assets acquired. The acquired software was being amortized over its estimated useful life of five years. Amortization expense was $57,600 for the year ended December 31, 2005. The unamortized balance of $105,600 was written off as an impairment loss during 2005.

In connection with the 2003 acquisition of Fingerprint Detection Technologies, Inc., the Company recorded intellectual property that was assigned a value of $237,650. This intellectual property was being amortized over its estimated useful life of five years. Amortization expense was $23,766 for the year ended December 31, 2005. The unamortized balance of $154,469 was written off as an impairment loss during 2005.

Amortization expense totaled $249,250 and $285,099 during 2006 and 2005, respectively.

The estimated future amortization expense is as follows:

Year ending December 31,
2007	$249,250
2008	155,906
2009	109,250
2010	45,521
$559,927

5.	Advance Receivable

As discussed in Note 16, effective April 10, 2006, Sequiam Biometrics, Inc., a wholly-owned subsidiary of the Company, entered into an Exclusive License Agreement (the “Tacoma Agreement”) with Tacoma Technology, Inc. (“Tacoma”). In exchange for considerations within this agreement Sequiam shall lend to Tacoma $20,000 per month for the first 24 months of this agreement. Terms of the loan will be covered in a separate agreement. This separate agreement has not yet been executed. The outstanding balance of the advance receivable at December 31, 2006 is $140,000.

6. Investment in Joint Venture

On April 27, 2006, Sequiam Biometrics, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement (the “JV Agreement”) with Changjiang Computer Group Corporation (“CJCGC”) and Magstone Innovation, Inc. (“Magstone”). The Chinese and English names of the Joint Venture are Shanghai Changjiang Intelligence Information Technology, LTD and New Era Biometrics, LTD, respectively (the “JV”). The JV is headquartered in Shanghai, China. The purpose of the JV Agreement is to develop and market biometric and other IT products and applications in China and other regions and to support Biometrics by providing research and development for new products. The JV Agreement grants Biometrics exclusive rights to distribute those products in North America, Europe and Africa.

The JV is owned 30% each by Biometrics and Magstone and 40% by CJCGC. The JV Agreement was approved by the Chinese government during 2006.

As part of the JV Agreement, Biometrics and Magstone were required to invest $60,000 each and CJCGC $80,000. The Company made this investment during the fourth quarter of 2006. The term of the JV Agreement is twenty years, expiring on May 31, 2026, and will be automatically renewed for additional ten-year terms unless all parties agree in writing to cease operations prior to the expiration of the then current term.

The Company accounts for its investment in the JV under the equity-method of accounting.

7.	Notes Payable and Long-Term Debt

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), who the Company acquired during 2002, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claimed that Brekel owed a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel had returned possession of the copiers to GE, but Brekel disputed the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. On April 27, 2006, GE’s successor in interest TBF Financial, LLC agreed to settle the remaining outstanding balance for $20,000, which was paid during May 2006. As a result, a gain on restructuring of debt of $13,056 was recorded in 2006.

On May 18, 2005, the Company closed a debt transaction with Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen, now known as Stephen A. Ross, Attorney-in-fact for the Trust Under the Will of John Svenningsen, (the “Trust”) pursuant to which the Trust consolidated $1.35 million in existing unsecured debt owed by the Company to the Trust and provided $2.1 million in additional financing (the “Additional Financing”) for a total of $3,450,000 (the “Loan”). The Company also issued to the Trust a warrant exercisable into 6,000,000 shares of the Company’s common stock (the “Trust Warrant”). Subsequently, after the Company’s acquisition of Constellation, it consolidated into this loan a $200,000 loan from the Trust to Constellation, bringing the total Loan to $3,650,000. In connection with this $200,000 loan, the Trust received a common stock purchase warrant for 600,000 shares of the Company’s common stock at an exercise price of $0.33, with a term from March 24, 2005 to March 24, 2010.

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

In the 2005 consolidated statement of operations, the fair value of the Laurus Warrant of $277,000 has been netted against the write-off of accounts payable of $315,428 to arrive at a net gain on extinguishment of debt of $38,428.

The $3,650,000 promissory note issued to the Trust (the “Trust Note”) has a term of two years. Eight percent (8%) interest is payable monthly in arrears commencing on November 10, 2005, and on the first day of each consecutive calendar month thereafter. Monthly principal payments commenced on May 10, 2006, at the rate of $75,000. The Trust Note is secured by all of the Company’s assets. The Company did not make any principal or interest payment from October 2006 to December 2006 and, accordingly, a penalty of $196,500 has been recorded as interest expense.

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

As of December 31, 2006, the Trust holds 2,028,388 common shares of the Company, or 2.5% of the total outstanding common shares. As of December 31, 2006, on a fully diluted basis, the Trust holds 10,028,388 common shares of the Company, or 6.4% of the fully diluted common shares.

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

In April 2004, the Company entered into a $1.6 million note payable agreement with EastGroup Properties, LP (‘EastGroup”). The $1.6 million represented $893,112 of deferred rent expense and $706,888 of tenant improvements. Beginning August 1, 2004 and continuing on the first day of each month thereafter through and including June 1, 2010, the Company was scheduled to make payments consisting of principal and interest of $26,517. The note payable bears interest at six percent per annum. On May 17, 2005, EastGroup agreed to an additional six month deferment of the Company’s payments until December 1, 2005, contingent upon the payment of April and May 2005 prior to May 31, 2005, and that all rental payments through December 2005 were kept current. EastGroup also agreed to extend the note payable by twelve months to represent the twelve total deferred payments from December 2004 to November 2005. The Company is currently in the process of renegotiating the repayment terms of the note payable.

On February 28, 2005 as part of the acquisition of Biometric Security (PTY) LTD, Constellation Biometrics Corporation entered into a note payable with Aregee Investments No. 105 for $440,000 payable in quarterly payments of $55,000 without interest. The note matures on April 1, 2007 and is secured by all the assets of Biometric Security (PTY) LTD. This note payable was amended effective December 1, 2006. As a result of the amendment, repayment terms changed to quarterly payments of $55,000 for the period starting July 1, 2005 through July 1, 2006 and then quarterly payments of $12,500 for the period starting September 1, 2006 through April 1, 2007 and a final payment consisting of 178,000 restricted common shares of the Company delivered on or before April 1, 2007.

The preceding information is summarized as follows at December 31, 2006:

	Face Amount	Debt Discount	Carrying Amount
Included in Long-term debt:
EastGroup Properties, LP	$ 1,429,978	$ -	$ 1,429,978
Svenningsen Trust	3,275,000	(166,711)	3,108,289
Aregee Investments No. 105	165,000	-	165,000
Total	4,869,978	(166,711)	4,703,267
Less Current Portion	(3,678,899)	166,711	(3,512,188)
	$ 1,191,079	$ -	$ 1,191,079

The future maturities of long-term debt as of December 31, 2006 are as follows:

2007	$ 3,678,899
2008	253,634
2009	269,278
2010	285,886
2011	303,519
Thereafter	78,762
$ 4,869,978

8.	Accrued Expenses

Accrued expenses consist of the following at December 31, 2006

Interest	$551,510
Payroll and payroll taxes	216,771
Inventory purchases	278,159
Other	227,884
$1,274,324

9.	Loans from Shareholders

On February 1, 2002, Mark Mroczkowski, the Chief Financial Officer and a shareholder of the Company, loaned the Company $50,000. The loan did bear interest at 6% and was payable on demand. On May 17, 2006, an Amended and Restated Promissory Note was entered into for $50,000. The note is for a term of eighteen months, bears interest at 6%, is unsecured and replaces the original loan agreement. At December 31, 2006 , the balance due under the loan was $50,000 plus accrued interest of $8,750.

On February 15, 2005 Cynthia Mroczkowski, the former wife of Mark Mroczkowski, loaned the Company $50,000. The loan bears interest at 6% and was due on January 31, 2006. At December 31, 2006, the balance due under the loan was $50,000 plus accrued interest of $1,500.

Prior to 2006, Nicholas VandenBrekel, the President and Chief Executive Officer and shareholder of the Company, advanced money to the Company under demand notes.  The notes did bear interest at 2% per annum and were due on demand. On May 17, 2006, an Amended and Restated Promissory Note was entered into for $361,000, the outstanding balance under the demand notes as of that date. The note is for a term of eighteen months, bears interest at 6%, is unsecured and replaces the demand notes previously issued. At December 31, 2006, the Company owed $361,000 on the note, plus accrued interest of $47,641.

During 2006, Nicholas VandenBrekel, advanced amounts to the Company which were outstanding at December 31, 2006. The amounts advanced were $61,220, which does not bear interest, and $148,777, which bears interest at 12%.

Alan McGinn, the Chief Technology Officer and a shareholder of the Company, has advanced money to the Company. At December 31, 2006 and 2005, the Company owed $12,000 without interest or specific repayment terms.

10.	Mandatorily Redeemable Cumulative Convertible Preferred Stock

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

The Preferred Stock was non-voting and entitled the Purchasers to receive a 9% cumulative dividend payable semiannually. The Preferred Stock was convertible into 7,500,000 shares of the Company’s common stock at a fixed price of $0.21 per share. During 2006, all Preferred Stock was converted into the Company’s common stock.

In connection with the Offering, the Purchasers received Warrants to purchase up to an aggregate of 7,500,000 shares of the Company’s common stock at $0.33 per share. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. During 2006, the exercise price of the Warrants was lowered from $0.33 per share to $0.21 per share as a result of the Series B preferred stock offering discussed in Note 13. The Company also agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares issuable upon the conversion of the Preferred Stock and exercise of the Warrant.

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

As a result of the issuance of the Warrants, a preferred stock discount of $1,004,625 was recorded and was being amortized over the life of the preferred stock, which was three years. During 2006, the remaining unamortized preferred stock discount was amortized as a result of the conversion of all of the Preferred Stock into the Company’s common stock. Also, as a result of the Preferred Stock transaction, a preferred stock conversion feature of $570,375 and loan costs of $260,326 were recorded.

11.	Income Taxes

The Company has estimated net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $28,726,000 at December 31, 2006. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2020 through 2026. However, as a result of certain acquisitions, the use of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code. Treasury Regulation 1.1502-21 regarding separate return limitation years may further limit these NOLs.

The following is a reconciliation of income taxes at the federal statutory rate of 34% to the provision for income taxes as reported in the accompanying consolidated statements of operations. The temporary differences between net income and taxable income result primarily from the accrual of officers’ salaries and related interest of $2,046,447 and $1,539,792 as of December 31, 2006 and 2005, respectively, that have been expensed for financial statement reporting purposes, but are not deductible for tax purposes until recognized as income by the officers:

	Years ended December 31,
	2006	2005
Income tax benefit computed at the federal statutory rate	$ (1,768,200)	$ (1,846,500)
Adjustment of NOLs	77,300	(696,800)
State income tax benefit, net of federal benefit	(188,800)	(196,800)
Other	9,400	3,200
Increase in valuation allowance	1,870,300	2,736,900
Income tax expense (benefit)	$ -	$ -

The components of the deferred income tax asset are as follows at December 31, 2006:

Deferred tax assets:
Accrued salaries	$ 819,700
Other	8,800
Net operating loss carryforward	10,809,600
Valuation allowance	(11,638,100)
Net deferred tax assets	$ -

A valuation allowance is provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $11,638,100 against its net deferred tax asset at December 31, 2006. The valuation allowance increased $1,870,300 during the year ended December 31, 2006.

12.	Lease Agreements

The Company leases 24,085 square feet of office space that is used for its corporate headquarters. The lease is for a period of seventy-two months beginning July 1, 2004 and ending June 30, 2010.

During the year ended December 31, 2005, the Company entered into an operating lease agreement to rent approximately 2,100 square feet of office space through October 31, 2008. This space is used by the Company’s office located in South Africa.

Rental expense for the years ended December 31, 2006 and 2005 was $243,033 and $213,147, respectively. The new minimum future rentals required under the operating lease are as follows:

Year	Rentals
2007	$ 234,646
2008	237,535
2009	228,794
2010	115,519
$816,494

13.	Preferred Stock

On May 17 and June 21, 2006, the Company closed preferred stock transactions with a total of nineteen institutional and accredited investors, (collectively the “Series B Purchasers”) pursuant to which the Company issued a total of 2,962.5 shares of its Series B preferred stock, par value $0.001 per share (the “Series B Preferred Stock”) with a stated per share value of $1,000 for total proceeds of $2,962,500 (the “Series B Offering”).

The Series B Preferred Stock is non-voting and entitles the Series B Purchasers to receive a 10% cumulative dividend payable semiannually. The Series B Preferred Stock is convertible into 14,107,142 common shares of the Company at a fixed price of $0.21 per share. During 2006, the Company issued 476,190 of its common shares as a result of an election made by a Series B Purchaser to convert shares of Series B Preferred Stock to shares of the Company’s common stock. Also, the Company issued 24,479 of its common shares to this Series B Purchaser as payment of the 10% cumulative dividend related to the Series B preferred shares that were converted.

In connection with the Series B Offering, the Series B Purchasers received warrants to purchase up to an aggregate 14,107,142 shares of the Company’s common stock at $0.30 per share (the “Series B Warrants”).

All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.

A fair value of $1,857,235 has been assigned to the Series B Warrants. This fair value is being amortized using the straight-line method over the life of the warrants, which is 60 months. The amount amortized during 2006 was $245,155. Also, as a result of the Series B Preferred Stock transaction, a beneficial conversion feature of $758,084 and stock issuance costs of $347,181 were recorded.

14.	Common Stock

During 2006, the Company received $150,000 and in exchange issued 483,871 of its common shares pursuant to Regulation S of the Securities Act of 1933, as amended.

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

In connection with the Company’s mandatorily redeemable cumulative convertible preferred stock transaction with seven institutional investors (collectively the “Purchasers”) that closed on November 30, 2005, the Purchasers received warrants (the “Warrants”) to purchase up to an aggregate of 7,500,000 shares of the Company’s common stock at $0.33 per share. The re-set provision of the Warrants was affected by the Series B preferred stock transaction described above. As a result, the exercise price of the Warrants has decreased from $0.33 to $0.21 and the number of warrants held by the Purchasers has been increased in accordance with the anti-dilution provisions of the Warrants.

During 2006, Purchasers exercised Warrants to purchase 1,378,151 shares of the Company’s common stock at $0.21 per share. The Company received $289,412 from the exercise of the Warrants. In the Company’s opinion the issuance and sale of the shares upon exercise of the Warrants were exempt from the registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

15.	Stock Incentive Plans

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan (the “Plans”). These Plans are intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the Common Stock subject to certain restrictions. The maximum number of shares of the Common Stock that may be issued pursuant to these plans shall be 14,000,000 and 1,000,000, respectively at December 31, 2006.

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

As of December 31, 2006, no Stock Options and 250,000 shares of common stock had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Plan.

A summary of Stock Option activity under the 2003 Employee Stock Incentive Plan as of December 31, 2006, and changes during the years ended December 31, 2005 and 2006 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	12,223,000	$0.302
Granted	550,000	$0.180
Canceled	(2,300,000)	$0.652
Outstanding at December 31, 2005	10,473,000	$0.220
Canceled	(115,500)	$0.170
Outstanding at December 31, 2006	10,357,500	$0.234	6.7	-0-

Vested or expected to vest at December 31, 2006	10,357,500	$0.234	6.7	-0-

Exercisable at December 31, 2006	9,999,167	$0.235	6.7	-0-

The fair value of Stock Options granted during 2005 was calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 165.17% (calculated using historical volatility); risk-free interest rate of 4.02%; and expected term of 10 years. The fair value of each Stock Option is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted-average grant-date fair value of Stock Options granted during 2005 was $0.179.

A summary of the status of the Company’s nonvested Stock Options granted under the 2003 Employee Stock Incentive Plan as of December 31, 2006, and changes during the years ended December 31, 2005 and 2006 is presented below:

Nonvested options	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	550,000	$0.179
Vested	(191,667)	$0.179
Nonvested at December 31, 2006	358,333	$0.179

As of December 31, 2006, there was $64,025 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

As of December 31, 2006, no common stock had been granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

16.	Commitments and Contingencies

On October 1, 2002, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) entered into amended and restated employment agreements with Sequiam Corporation and its Subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000 respectively, and allow for bonuses in cash, stock or stock options and participation in Company benefit plans. Full-time employment is a requirement of the contract. In the event that a change in control of the Company occurs without the prior approval of the then existing Board of Directors, these contracts will be deemed terminated and compensation of $5 million each is payable at termination, and $1 million annually for five years subsequent to termination will be due and payable to the CEO and CFO. In the event of termination of employment other than in a change in control event, the Company shall pay to the CEO and CFO the total amount of salary payable to them from the date of such termination until the end of the term of their employment agreement, but in no event less than one year’s salary (The CEO’s and CFO’s salaries for 2006 were $200,000 and $190,000, respectively). For the year ended December 31, 2005, Sequiam accrued and did not pay the minimum annual salaries payable to the CEO and CFO.

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

On March 1, 2005, Sequiam Biometrics, Inc. and Constellation Biometrics Corp. both wholly-owned subsidiaries of the Company, entered into employment agreements with its Vice-President of Product Development and its President, respectively. The agreements have a term of two years. The agreements provide for compensation in the form of minimum total annual salary of $96,000 and allow for bonuses in cash, or other property and services and allow for participation in Company benefit plans. As of December 31, 2006, compensation of $131,849 is owed and has been recorded as a liability.

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

As part of the Agreement, CJCC purchased 483,871 restricted common shares of Sequiam Corporation common stock at full market value during the year ended December 31, 2006.

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

On or about October 3, 2002, General Electric Capital Corporation (“GE”) filed a lawsuit against Brekel Group, Inc. (“Brekel”), who the Company acquired during 2002, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, located in Orlando, Florida. GE claimed that Brekel owed a deficiency balance in the amount of $93,833 for three digital copiers rented under a lease agreement. Brekel had returned possession of the copiers to GE, but Brekel disputed the claim for damages. On January 30, 2004 Brekel entered into a settlement agreement with GE by agreeing to pay $70,000 in 36 monthly installments of $1,945 without interest. On April 27, 2006, GE’s successor in interest TBF Financial, LLC agreed to settle the remaining outstanding balance for $20,000, which was paid during May 2006. As a result, a gain on restructuring of debt of $13,056 was recorded for the year ended December 31, 2006.

On July 13, 2006, the Company reached an agreement with Chapman Spira & Carson, LLC (“Chapman”) to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment (the “Dispute”). The agreement to settle the Dispute required the Company to deliver a cash payment to Chapman of $200,000, which was made in July 2006. As a result, the Company recorded a loss on settlement of lawsuit of $200,000 during the year ended December 31, 2006. In exchange for the settlement payment, both parties stipulated and agreed that all claims and counterclaims in the Dispute are discontinued as to all parties with prejudice. Neither party admitted any liability or wrongdoing and the settlement did not construe any admission of liability or wrongdoing.

The Company currently operates without directors’ and officers’ insurance and is at risk for those types of losses.

17.	Supplemental Cash Flow Information

	Year ended December 31,
	2006	2005
Supplemental cash flow information:
Cash paid for interest	$266,112	$107,159

Non-cash investing and financing activities:
Refinance notes payable	-	$1,350,000
Notes payable and long-term debt converted to common stock	-	$997,780
Warrants issued in connection with long-term debt	$37,269	$849,380
Original issue discount on mandatorily redeemable preferred stock	-	$1,004,625
Loan costs unpaid at end of year	-	$51,704
Common shares issued for acquisition of Constellation Biometrics Corporation	-	$175,000
Common shares issued upon conversion of mandatorily redeemable preferred stock	$1,575,000	-
Common shares issued for payment of accrued shareholders’ salaries	$1,539,792	-
Mandatorily redeemable preferred stock issuance costs	$253,098	-
Amortization of original issue discount on mandatorily redeemable preferred stock	$976,719	-
Beneficial conversion feature of Series B preferred stock	$758,084	-
Series B preferred stock dividend declared and unpaid at end of year	$179,808	-
Common shares issued for payment of mandatorily redeemable preferred stock dividend	$90,325	-
Common shares issued for payment of Series B preferred stock dividend	$5,028	-
Common shares issued upon conversion of Series B preferred stock	$476	-

18.	Operating Segments

Pursuant to FAS 131, the Company defines an operating segment as:

•	A business activity from which the Company may earn revenue and incur expenses;

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

The Information Management segment provides all non-biometric technology services including internet access and hosting services and custom software development services.

The table below presents certain financial information by business segment for the year ended December 31, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers (2)	$ 1,582,647	$ 105,471	$ 1,688,118	$ -	$ 1,688,118
Interest expense	(6,050)	(2,256)	(8,306)	(1,309,617)	(1,317,923)
Depreciation and amortization	291,991	64,506	356,497	169,946	526,443
Segment loss	(1,419,099)	(178,916)	(1,598,015)	(3,602,602)	(5,200,617)
Segment assets (1) (2)	2,823,854	180,380	3,004,234	713,828	3,718,062

The table below presents certain financial information by business segment for the year ended December 31, 2005.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$ 239,779	$ 386,141	$ 625,920	$ -	$ 625,920
Interest expense	-	114	114	(1,732,558)	(1,732,444)
Depreciation and amortization	246,631	294,638	541,269	-	541,269
Segment loss	(1,344,164)	(678,561)	(2,022,725)	(3,407,935)	(5,430,660)
Segment assets (1)	1,340,394	421,072	1,761,466	1,731,956	3,493,422

   (1)  Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)
Revenue of $345,337 and assets of $64,612 were attributable to Biometric Security (Pty) Ltd., a subsidiary of Constellation Biometrics Corporation, whose operations are located in South Africa. Constellation Biometrics Corporation is a subsidiary of the Company.

19.  Subsequent Events

On January 8, 2007, the Company acquired 80% of the outstanding shares (“the Purchase Shares”) of Magstone Innovation, Inc., a foreign owned Chinese corporation (“Magstone”), pursuant to an amended and restated stock purchase agreement dated January 8, 2007 by and among Sequiam, Magstone and Shixiong Chen (“the Sole Shareholder”) of Magstone (the “Magstone Acquisition”).

In exchange for the Purchase Shares owned by the Sole Shareholder, Sequiam will issue and deliver to the Sole Shareholder an Installment Note Payable in the amount of $150,000 bearing interest at eight percent per annum, payable in three quarterly installments of $50,000 beginning April 1, 2007. The note is secured by the Purchase Shares. Sequiam also agreed to repay Magstone’s debt to ETI Hong Kong for HKD 1,400,000 (approximately $180,000 USD). As additional consideration, Magstone distributed to the Sole Shareholder the following: all trademarks owned by Magstone and Magstone’s 30% ownership in the Chinese Joint Venture known as New Era Biometrics. The Sole Shareholder shall pay to Magstone 9% of any distributions paid to the Sole Shareholder by the Joint Venture until such time as the Sole Shareholder no longer serves as President of Magstone.

Immediately following the closing, Magstone will change its name to Sequiam East, Inc. (“SEI”).

In conjunction with the foregoing, SEI entered into an employment agreement with the Sole Shareholder to serve as its President and CEO. The term of the agreement is for eight years at a minimum annual salary of $120,000 plus an annual bonus equal to 1.25 percent of SEI’s gross sales. In addition the Company will grant Mr. Chen options to purchase one million five hundred thousand shares of Sequiam Corporation common stock at $0.20 per share in accordance with its 2003 Employee Stock Incentive Plan. The options will fully vest one year from the date of the agreement, or immediately in the event of any earlier termination of employment by SEI. If on December 31, 2008 the net value of the options after exercise is less than one million dollars, then the Company shall grant additional options as necessary to maintain such value.

Refinancing

On March 30, 2007, we closed a debt transaction with Biometrics Investors, LLC. Pursuant to the Financing, we amended and restated that Second Amended, Restated and Consolidated Senior Secured Term Note, dated November 1, 2005, made to Lee Harrison Corbin, Attorney In Fact for the Trust under the Will of John Svenningsen, in the original principal amount plus interest of $3,965,119 (the “Original Note”), which was recently transferred to Biometrics, to provide for $2,500,000 of additional funding subject to the satisfaction of certain conditions (“Term Loan A”). The aggregate principal amount of Term Loan A (which includes $3,965,119 from the Original Note”) is $6,500,000. In connection with this financing, Biometrics provided us with written notice that we were no longer in default of the Original Note as previously reported on the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 14, 2007.

Term Loan A

Term Loan A shall be disbursed by Biometrics to us in a series of ten disbursements, each in the amount of $250,000, payable every other week, which shall be disbursed based on the our satisfaction of the conditions stated in Paragraphs 4(a) and (b) of that certain Agreement by and between us and Biometrics, dated March 30, 2007 (the “Loan Agreement”), including our issuance to Biometrics of a warrant exercisable for 65,719,041 shares of our common stock at an exercise price of $.01 per share (the “Initial Warrant”). Biometrics, in its sole discretion, may elect to advance Term Loan A in greater amounts or on an accelerated funding schedule. On March 30, 2007, we issued the Initial Warrant to Biometrics in accordance with the Loan Agreement.

The $6,500,000 promissory note issued to Biometrics has a term of two years. Interest shall be payable monthly in arrears commencing on May 1, 2007, and on the first day of each consecutive calendar month thereafter at a rate of 12% per annum. The outstanding principal balance under this note is payable on April 15, 2009 and it is secured by all of our assets.

The Initial Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering the all or part of the shares issuable upon the exercise of the Initial Warrant.

Term Loan B

Subject to the terms and conditions of the Loan Agreement, Biometrics agreed to make a second term loan to us in the principal amount of $5,000,000 (“Term Loan B”). Term Loan B shall consist of a series of advances not to exceed, in the aggregate, $5,000,000, which shall be disbursed to us based on our satisfaction of the conditions stated in Paragraphs 4(a) and (c) of the Loan Agreement, including the issuance to Biometrics of a warrant exercisable for 39,431,424 shares of our common stock at an exercise price of $.01 per share (the “Additional Warrant”). The Additional Warrant will not be issued to Biometrics until such time as we determine that it is in our best interest to borrow additional funds from Biometrics pursuant to Term Loan B. If any amounts are funded pursuant to Term Loan B, the outstanding principal balance under Term Loan B will be payable on April 15, 2009 and will be secured by all of our assets.

The Additional Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering the all or part of the shares issuable upon the exercise of the Additional Warrant.

In our opinion, the issuance and sale of the Initial Warrant, described above, was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Biometrics is an accredited investor. Biometrics had an opportunity to ask management questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

The principal documents involved in the transaction are the Loan Agreement, a Master Security Agreement, Term Notes A and B, an Initial and Additional Common Stock Purchase Warrant, a Registration Rights Agreement, a Second Amended and Restated Stock Pledge Agreement, a Shareholders Agreement, a Grant of Security Interest in Patents and Trademarks for us and certain of our subsidiaries, a Subsidiary Guaranty from each of our Subsidiaries, and a Subordination Agreement from Mark Mroczkowski and Nick VandenBrekel to Biometrics, each of which is dated as of March 30, 2007 and a copy of which is attached as an exhibit to this report to the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2007.

Series B Waiver and Consent.

In connection with the Biometrics financing, our Series B preferred shareholders and warrant holders consented to the financing and acknowledged that the consummation of the financing did not give rise to a termination or default under the Series B Preferred Stock Purchase Agreement, the Certificate of Determination for the Series B preferred stock, the warrants held by the Series B preferred shareholders or the Registration Rights Agreement for the Series B preferred stock and the warrants held by the Series B preferred shareholders, each of which is dated as of May 17, 2006. The Series B preferred shareholders and warrant holders further waived their: (a) rights to participate in the financing; (b) anti-dilution rights, and (c) registration rights. The Series B preferred shareholders and warrant holders also consented to an increase in our authorized common shares and to the termination of the Registration Rights Agreement.

Series A Waiver and Consent.

In connection with the Biometrics financing, our Series A preferred shareholders and warrant holders consented to the Biometrics financing and acknowledged that the consummation of the Biometrics financing did not give rise to a termination or default under the Series A Preferred Stock Purchase Agreement or the warrants held by the Series A preferred shareholders, each of which is dated as of November 30, 2005. The Series A preferred shareholders and warrant holders further agreed to waive their rights of participation in the Biometrics financing and to any anti-dilution rights. The Series A preferred shareholders and warrant holders also consented to an increase in our authorized common shares.

Shareholder Actions.

In connection with the Biometric financing described above, 51.54% of the common shareholders voted and agreed to increase the number of directors on our Board of Directors and each of our subsidiaries from three to five members and further agreed to vote that the two additional directors will be representatives designated by Biometrics for so long as Biometrics remains a shareholder.

In connection with the Biometric financing described above, 51.54% of the common shareholders voted and agreed in an Action by Written Consent of Shareholders to Amend the our articles of incorporation to increase the authorized common shares from 200 million shares to 400 million shares.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined by Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table shows the positions held by our current board of directors and executive officers. Our directors serve for a three-year term that expires at every third regular annual meeting of our shareholders, and until such directors’ successors are elected and qualified.

Name	Age	Position
Nicholas H. VandenBrekel	42	Chairman, President and CEO; Director
Mark L. Mroczkowski	53	Executive Vice President and CFO; Director
James C. Stanley	68	Director
Alan McGinn	46	Vice President and CTO
Kevin Henderson	37	President of Sequiam Biometrics, Inc. and Constellation Biometrics Corporation

Nicholas H. VandenBrekel. Mr. VandenBrekel is our founder and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in 1999. Mr. VandenBrekel served as a consultant from 1997 to 1999. Mr. VandenBrekel has an extensive background in both military service as well as entrepreneurial venues. He is a native of the Netherlands and a permanent resident of the United States. Mr. VandenBrekel has been the President and Chief Executive Officer of Brekel Group, Inc. for the last two years and was the President of Sequiam, Inc. In the course of his assignments, Mr. VandenBrekel has been responsible for all aspects of, business development, teaching and operations, including strategic planning, product and service development, marketing, and sales and staff development. Mr. VandenBrekel speaks several languages and has been a public speaker for many years. Mr. VandenBrekel continuously displays a strong ability to merge both North American business culture with that of Europe and the Far East. Mr. VandenBrekel has a degree in communications from the OPS Academy Royal Netherlands Navy and is a licensed Helicopter Aviator. Mr. VandenBrekel also holds degrees and diplomas in electronics and the martial arts. Mr. VandenBrekel received the 2001 businessman of the year award from the National Republican Congressional Committee’s Business Advisory Council.

Mark L. Mroczkowski. Mr. Mroczkowski has served as our Executive Vice President, Chief Financial Officer and as one of our directors since our inception in 2001 and as Chief Financial Officer for Brekel Group, Inc. since June 2000. Mr. Mroczkowski  has an extensive business background. Mr. Mroczkowski was the Chief Financial Officer of GeoStar Corporation from 1994 until 2000. From 1975 until 1994, Mr. Mroczkowski practiced public accounting with several large accounting firms and ultimately formed his own successful firm. Mr. Mroczkowski holds a B.S. degree in Accounting from Florida State University, he is a Certified Public Accountant licensed in Florida and a licensed commercial pilot. Mr. Mroczkowski has a strong background in finance and financial management. Mr. Mroczkowski managed private placements, debt financing and Initial Public Offering preparations for a number of firms. Mr. Mroczkowski has also managed audit, tax and consulting engagements for a variety of organizations.

James C. Stanley. Mr. Stanley served as President of Sequiam Biometrics, Inc. from April 21, 2003 until April 21, 2005 and has served as a one of our directors since May 21, 2003. Since 2001, Mr. Stanley has also served as the Vice President of Finance for Quasar Group, Inc. Prior to joining the Quasar Group, Inc., Mr. Stanley worked with J.C. Stanley and Associates from 1997 to 2001. Mr. Stanley has held many important management positions as well as owned and operated his own businesses. Among his accomplishments is the formation of an investment advisory firm that was sold to Bache & Company. He also owned an advertising agency in New York, whose clients included Citicorp, Penske Racing, Hilton International, Holland American Lines and Banco Popular. Mr. Stanley built, owned and operated Hilton Ski Resort in Breckenridge, Colorado. Currently, Mr. Stanley is the founder of Concord Communications, Inc. which is a joint venture with AT & T. Mr. Stanley serves on numerous boards, including Vice Chairman of the International Center for Religion and Diplomacy, Washington, DC. Mr. Stanley is a well-versed and sought after consultant on business development, mergers and acquisitions. During the last six years, Mr. Stanley has served as a Director and a principal in the Quasar Group, Inc., and prior to our acquisition of Smart Biometrics, Inc, Mr. Stanley served as Chairman of that company. Mr. Stanley has a BA and an MBA from the University of Virginia.

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

Kevin Henderson. Mr. Henderson has served as Vice President of Sequiam Biometrics, Inc. and President of Constellation Biometrics, Inc. since March 1, 2005. Mr. Henderson is responsible for business development and product development. Prior to joining Sequiam, Mr. Henderson developed numerous biometric, smart card and software products and operated a large IT firm in Houston, Texas. Kevin has also held positions as US territorial representative for Inmos Semiconductor, CTO of the PAR Worldwide Group and appeared as guest host on the syndicated radio show 'CPU' for NBC radio.

Committees of the Board

We do not currently have any formal board committees. We do not maintain an Audit Committee. If we maintained an Audit Committee, Mr. Mroczkowski would qualify as our audit committee financial expert. Mr. Mroczkowski is not an independent director.

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

The following Summary Compensation Table includes information concerning compensation for the Company’s named executive officers, including the required information regarding the Company’s CEO and the Company’s two most highly compensated executive officers, for the last completed fiscal year ending December 31, 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Stock Awards (1)	All Other Compensation (2)	Total
Nicholas VandenBrekel,	2006	$200,000	$262,956	$14,400	$477,356
President, CEO,
Chairman
Mark Mroczkowski, Corporate Secretary, Executive Vice	2006	$190,000	$243,699	$12,000	$445,699
President, Treasurer
And CFO

The individuals listed in the table above did not receive any Bonus, Option Awards, Non-Equity Inventive Plan Compensation or Change in Pension Value and Nonqualified Deferred Compensation Earnings during 2006.

Footnotes:

(1) Effective May 17, 2006, we entered into two Restricted Stock Agreements with Nicholas VandenBrekel and Mark Mroczkowski. The purpose of these agreements was to convert accrued salaries and interest owed to the officers into restricted common shares. In consideration of accrued and unpaid salary of $799,690 owed to Nicholas VandenBrekel and $740,102 owed to Mark Mroczkowski under the terms of their Amended and Restated Employment Agreements, together with interest thereon in the amount of $116,384 and $108,002, respectively, the Company issued 3,664,296 shares and 3,392,416 shares to them, based on the conversion price of $0.25 per share of our common stock, subject to certain restrictions thereon. As a result of this transaction, 2006 salary expense of $146,572 and $135,697 was recognized for Nicholas VandenBrekel and Mark Mroczkowski, respectively. This 2006 salary expense resulted from the difference between the closing price of our common stock on the date of the agreements of $0.29 and the conversion price included in the agreements of $0.25. The amounts included in the Stock Awards column in the above table include interest and 2006 salary expense that resulted form this transaction. In our opinion, the issuance and sale of these restricted shares were exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act.

(2)  Compensation shown in this column was earned by accruing the automobile allowances provided in the employment agreements.

Long Term Incentive Plan Awards

No long-term incentive plan awards have been made by the Company to date.

Defined Benefit or Actuarial Plan Disclosure

We do not provide retirement benefits for the directors or officers.

Employment Agreements

On October 1, 2002, Mr. VandenBrekel and Mr. Mroczkowski entered into amended and restated employment agreements with us and our subsidiaries. The amended agreements replace separate agreements with Sequiam, Inc. and Brekel Group, Inc. The agreements have an initial term of two years with automatic one-year renewals. The agreements provide for compensation in the form of minimum annual salary of $185,000 and $175,000, respectively, and allow for bonuses in cash, stock or stock options and participation in our benefit plans. No bonuses have been paid and no criteria for determining bonuses has been established by our directors. Full-time employment is a requirement of the contracts. Each of Mr. VandenBrekel and Mr. Mroczkowski may terminate their respective employment agreement without cause upon 30-day advance written notice.

Change of Control Arrangements

Each of the employment agreements for Mr. VandenBrekel and Mr. Mroczkowski provide for payments in the event that we experience a change of control without the prior approval of the then existing Board of Directors, whether by proxy contest, or as the result of a tender offer made without the approval of the then existing Board of Directors, or by any other means, then the employment agreement of each of Mr. VandenBrekel and Mr. Mroczkowski shall be deemed terminated and the following termination compensation will be immediately due and payable to each of Mr. VandenBrekel and Mr. Mroczkowski:

    (a) a lump sum payment of $5,000,000 due and payable thirty days following the termination of the employment agreement; and

    (b) five annual payments of $1,000,000 due and payable on the anniversary of the termination date of the employment agreement.

Payments on Termination (other than upon Change of Control)

Each of the named executive officers has an employment agreement providing for severance payments in the event of termination of employment other than in a change in control event.

Mr. VandenBrekel

Upon a termination of his employment agreement without cause by Mr. VandenBrekel or with cause by us, we shall immediately pay to Mr. VandenBrekel all accrued and unpaid compensation as of the date of such termination. Upon a termination of his employment agreement with cause by Mr. VandenBrekel or without cause by us, we shall immediately pay to Mr. VandenBrekel all accrued and unpaid compensation as of the date of such termination and a severance payment equal the total amount of salary payable to Mr. VandenBrekel from the date of such termination until the end of the term of his employment agreement (prorated for any partial month), but in no event less than one year's salary (Mr. VandenBrekel’s salary for 2006 was $200,000). The accrued compensation due and payable at termination together with any severance payment due under his employment agreement shall bear interest at the lesser of eight percent (8%) per annum or the maximum rate permitted by law until such amounts are paid in full. Pursuant to Mr. VandenBrekel’s stock option agreement, if he is terminated, Mr. VandenBrekel has 30 days to exercise any options that are exercisable. All other options are forfeited.

If Mr. VandenBrekel dies during the term of his employment agreement, his employment agreement shall terminate, except that Mr. VandenBrekel's legal representatives shall be entitled to receive any earned but unpaid compensation due under his employment agreement. If, during the term of his employment agreement, Mr. VandenBrekel suffers and continues to suffer from a disability, then we may terminate Mr. VandenBrekel’s employment agreement by delivering to him 60 calendar days prior written notice of termination based on such disability. If Mr. VandenBrekel dies or is otherwise declared to be disabled, then he or his estate, has 180 days to exercise any options that are exercisable. All other options are forfeited.

Mr. Mroczkowski

Upon a termination of his employment agreement without cause by Mr. Mroczkowski or with cause by us, we shall immediately pay to Mr. Mroczkowski all accrued and unpaid compensation as of the date of such termination. Upon a termination of his employment agreement with cause by Mr. Mroczkowski or without cause by us, we shall immediately pay to Mr. Mroczkowski all accrued and unpaid compensation as of the date of such termination and a severance payment equal the total amount of salary payable to Mr. Mroczkowski from the date of such termination until the end of the term of his employment agreement (prorated for any partial month), but in no event less than one year's salary (Mr. Mroczkowski’s salary for 2006 was $190,000). The accrued compensation due and payable at termination together with any severance payment due under his employment agreement shall bear interest at the lesser of eight percent (8%) per annum or the maximum rate permitted by law until such amounts are paid in full. Pursuant to Mr. Mroczkowski’s stock option agreement, if he is terminated, Mr. Mroczkowski has 30 days to exercise any options that are exercisable. All other options are forfeited.

If Mr. Mroczkowski dies during the term of his employment agreement, his employment agreement shall terminate, except that Mr. Mroczkowski’s legal representatives shall be entitled to receive any earned but unpaid compensation due under his employment agreement. If, during the term of his employment agreement, Mr. Mroczkowski suffers and continues to suffer from a disability, then we may terminate Mr. Mroczkowski’s employment agreement by delivering to him 60 calendar days prior written notice of termination based on such disability. If Mr. Mroczkowski dies or is otherwise declared to be disabled, then he or his estate, has 180 days to exercise any options that are exercisable. All other options are forfeited.

Restricted Shares

Effective May 17, 2006, we entered into two Restricted Stock Agreements with Nicholas VandenBrekel and Mark Mroczkowski. The purpose of these agreements was to convert accrued salaries and interest owed to the officers into restricted common shares. In consideration of accrued and unpaid salary of $799,690 owed to Nicholas VandenBrekel and $740,102 owed to Mark Mroczkowski under the terms of their Amended and Restated Employment Agreements, together with interest thereon in the amount of $116,384 and $108,002, respectively, the Company issued 3,664,296 shares and 3,392,416 shares to them, based on the conversion price of $0.25 per share of our common stock, subject to certain restrictions thereon. As a result of this transaction, 2006 salary expense of $146,572 and $135,697 was recognized for Nicholas VandenBrekel and Mark Mroczkowski, respectively. This 2006 salary expense resulted from the difference between the closing price of our common stock on the date of the agreements of $0.29 and the conversion price included in the agreements of $0.25. The amounts included in the Stock Awards column in the above table include interest and 2006 salary expense that resulted form this transaction. In our opinion, the issuance and sale of these restricted shares were exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2006. The number of options held at December 31, 2006 includes options granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option ExercisePrice	Option ExpirationDate
Nicholas VandenBrekel	5,000,000	—	—	$0.187	11/28/13
President, CEO, Chairman

Mark Mroczkowski	4,000,000	—	—	$0.187	11/28/13
Corporate Secretary,
Executive Vice
President, Treasurer
and Chief Financial
Officer

Compensation of Directors

None of our directors received compensation for their service as directors during the fiscal year ended December 31, 2006, other than the payment of James C. Stanley’s health insurance premiums during 2006 which totaled $5,500.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation. Currently, we do not have any independent directors other than James C. Stanley who can evaluate the reasonableness of executive compensation without regard to his or her own compensation paid by us.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of April 1, 2007, certain information with respect to the beneficial ownership of our common stock by each person whom we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Except as otherwise set forth below, the address of each of the persons listed below is 300 Sunport Lane, Orlando, Florida 32809.

Name	Number of Shares of Common Stock (1)	Percentage of Class Beneficially Owned
Nicholas H. VandenBrekel	27,136,819(2)	30.74%
Mark L. Mroczkowski	12,500,000(3)	14.32%
Officers and Directors as a group (three persons)	40,474,408	43.86%
Walter H. Sullivan, III
4 Embarcabero Center Suite 1570
San Francisco, California 94111	11,574,060(4)	12.20%
Biometrics Investors, LLC
5111 Maryland Way, Suit 201
Brentwood, TN 37027	76,347,429(5)	48.44%

(1)
For purposes of calculating the percentage beneficially owned, the number of shares of Common Stock deemed outstanding includes (i) 83,287,793 shares outstanding at April 1, 2007, and (ii) shares issuable by the Company pursuant to options and warrants held by the respective persons which may be exercised within 60 days following April 1, 2007. The shares issuable pursuant to options and warrants are considered to be outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 5,000,000 shares that may be acquired upon exercise of stock options.

(3)	Includes 4,000,000 shares that may be acquired upon exercise of stock options.

(4)	Includes 7,927,059 shares of common stock which may be issued upon exercise of outstanding warrants and 3,647,001 that are held of record.

(5)	Includes: (a) 2,028,388 shares of common stock that are held of record and (b) 74,319,041 shares that may be acquired upon the exercise of outstanding common stock purchase warrants.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders (1)	10,357,500	$0.234	4,642,500
Equity compensation plans not approved by security holders	0	0	0
Total	10,357,500	$0.234	4,642,500

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

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indebtedness

During 2006, Nicholas VandenBrekel, our President and Chief Executive Officer, advanced amounts to us which were outstanding at December 31, 2006. The amounts advanced were $61,220, which does not bear interest, and $148,777, which bears interest at 12%.

Restricted Shares

Effective May 17, 2006, we entered into two Restricted Stock Agreements with Nicholas VandenBrekel and Mark Mroczkowski, our CEO and CFO, respectively. The purpose of the agreements is to convert accrued salaries and interest owed to the officers into restricted common shares.

In consideration of accrued and unpaid salary of $799,690 owed to Mr. VandenBrekel and $740,102 owed to Mr. Mroczkowski under the terms of their Amended and Restated Employment Agreements, together with interest thereon in the amount of $116,384 and $108,002, respectively we shall issue 3,664,296 shares and 3,392,416 shares to them, based on the conversion price of $0.25 per share of the our common stock, par value $0.001 per share, in their names subject to certain restrictions.

Both Mr. VandenBrekel and Mr. Mroczkowski accepted the restricted shares subject to the following restrictions:

(a) Forfeiture Restrictions. The restricted shares may not be sold, assigned, pledged, exchanged, hypothecated or otherwise transferred, encumbered or disposed of to the extent then subject to the forfeiture restrictions, and in the event of termination of such employee's employment with us, such employee shall, for no consideration, forfeit to us all restricted shares to the extent then subject to the forfeiture restrictions. The forfeiture restrictions shall be binding upon and enforceable against any transferee of restricted shares.

(b) Lapse of Forfeiture Restrictions. The forfeiture restrictions shall lapse as to the restricted shares on November 17, 2007 provided that such Employee has been continuously employed by us until November 17, 2007.

Restated Promissory Notes

On May 17, 2006, we entered into Amended and Restated Promissory Notes with Nicholas VandenBrekel and Mark Mroczkowski for $361,000 and $50,000, respectively. Each note is for a term of eighteen months, bears interest at 6% and replaces demand notes previously issued in 2002 for the same amounts.

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

Director Independence

The Board of Directors has determined that James C. Stanley is considered an independent director. In concluding that James C. Stanley is an independent director, we considered the fact that we paid for Mr. Stanley’s health insurance during 2006, which totaled $5,500. We don’t believe this affects his independence. Mr. VandenBrekel, our Chairman, does not meet the independence standards because he is an employee and our President and Chief Executive Officer. Mr. Mroczkowski, a director, does not meet the independence standards because he is an employee and our Executive Vice President and Chief Financial Officer. The Board defines independence as meeting the requirements to be considered independent directors as defined under the current NASDAQ rules.

There were no transactions or relationships between us and any of our directors during 2006 other than as described in this report. There is no family relationship between any of our directors and executive officers.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger.[1]
2.2	Stock Exchange Agreement and Plan of Reorganization.[2]
2.3	Asset Purchase Agreement.[3]
2.4
Agreement and plan of acquisition between Fingerprint Detection Technologies, Inc., a Florida corporation, UTEK Corporation, a Delaware corporation, and Sequiam Corporation, Inc., a California corporation.[4]

2.5	Asset Purchase Agreement with Smart Biometrics, Inc.[5]
2.6	Asset Purchase Agreement with Telepartners, Inc.[6]
2.7	Stock Exchange Agreement and Plan of Reorganization among Sequiam Corporation and the Shareholders of Brekel Group, Inc., dated June 17,2002[7]
2.8	Asset Purchase Agreement by and between Constellation Biometrics Corporation and Biometric Security (PTY), LTD, dated effective as of February 28, 2005.[19]
2.9	Stock Purchase Agreement, dated as of and effective May 31, 2005, by and among Sequiam Corporation, Constellation Biometrics, Inc., and the shareholders of Constellation Biometrics, Inc.[19]
3.1	Articles of Incorporation (Charter Document).[8]
3.2	Certificate of Amendment to Articles of Incorporation of Wedge Net Experts, Inc., dated April 29, 2002.[9]
3.3	Certificate of Amendment to Articles of Incorporation of Sequiam Corporation, dated January 6, 2003.[23]
3.4	Certificate of Amendment to Articles of Incorporation of Sequiam Corporation, dated December 8, 2005.[23]
3.5	Bylaws.[8]
3.6	Amendment to our Bylaws, dated July 18, 2002.[10]
4.1	Securities Purchase Agreement, dated May 18, 2005, between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]
4.2	Registration Rights Agreement, dated May 18, 2005, by and between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]
4.3	Common Stock Purchase Warrant, dated May 18, 2005, issued by Sequiam Corporation, in favor of Laurus Master Fund, Ltd.[18]
4.4	Common Stock Purchase Warrant, dated May 18, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]
4.5
Amended and Restated Common Stock Purchase Warrant dated May 20, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]

4.6	Amended and Restated Common Stock Purchase Warrant dated May 20, 2005, issued by Sequiam Corporation, in favor of Lee Harrison Corbin.[18]
4.7	Stock Purchase Agreement, dated as of and effective May 31, 2005, by and among Sequiam Corporation, Constellation Biometrics, Inc., and the shareholders of Constellation Biometrics, Inc.[19]
4.8	Common Stock Purchase Warrant, issued by Sequiam Corporation, in favor of Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen[19]
4.9	Securities Purchase Agreement dated November 30, 2005, between Sequiam Corporation and the Purchasers.[20]
4.10	Certificate of Determination of Preferences Rights and Limitations of Series A 9% Convertible Preferred Stock, dated November 30, 2005.[20]
4.11	Registration Rights Agreement, dated November 30, 2005, by and between Sequiam Corporation and the Purchasers.[20]
4.12	Common Stock Purchase Warrant dated November 30, 2005.[20]
4.13	Certificate of Determination of Preferences Rights and Limitations of Series A 9% Convertible Preferred Stock, dated December 9, 2005.[21]
4.14	Securities Purchase Agreement dated May 17, 2006, between Sequiam Corporation and the Purchasers. [27]
4.15	Certificate of Determination of Preferences Rights and Limitations of Series B 10% Convertible Preferred Stock, filed as of April 26, 2006. [27]
4.16	Amended and Restated Certificate of Determination of Preferences Rights and Limitations of Series B 10% Convertible Preferred Stock, filed as of May 9, 2006. [27]
4.17	Registration Rights Agreement, dated May 17, 2006, by and between Sequiam Corporation and the Purchasers. [27]
4.18	Form of Common Stock Purchase Warrant. [27]
4.19	Amendment and Additional Issuance Agreement, dated June 21, 2006, between Sequiam Corporation and the Purchasers. [28]
4.20	Form of Common Stock Purchase Warrant. [28]
4.21	Stock Purchase Agreement, dated as of and effective January 8, 2007, by and among Sequiam Corporation, Magstone Innovation, Inc., and Shixiong Chen. [31]
4.22	Registration Rights Agreement, dated March 30, 2007, by and between Sequiam Corporation and Biometrics Investors, LLC. [32]
4.23	Initial Common Stock Purchase Warrant, dated March 30, 2007, and issued by Sequiam Corporation, in favor of Biometrics Investors, LLC. [32]
4.24	Additional Common Stock Purchase Warrant, undated and un-issued by Sequiam Corporation, in favor of Biometrics Investors, LLC. [32]
10.1	Demand Promissory Note made by Sequiam, Inc. (a/k/a Sequiam Software, Inc.) payable to Nicholas H. VandenBrekel, dated June 30, 2002, in the principal amount of $301,000.[12]
10.2	Demand Promissory Note made by Sequiam Software, Inc. payable to Brekel Group, Inc. (a/k/a Sequiam Communications, Inc.), dated June 30, 2002, in the principal amount of $396,158.[12]
10.3	Employment Agreement with Nicholas Van den Brekel.[9]
10.4	Employment Agreement with Mark Mroczkowski.[9]
10.5	Amended and Restated Employment Agreement with Nicolas Van den Brekel.[11]
10.6	Amended and Restated Employment Agreement with Mark Mroczkowski.[11]
10.7	Employment Agreement with Alan McGinn.[11]
10.8	Put and Call Agreement dated April 16, 2003. [13]
10.9	Continuing Personal Guaranty, dated January 29, 2004[14]
10.10	Exclusive Patent License Agreement, between Fingerprint Detection Technologies, Inc. and Westinghouse Savannah River Company LLC.[15]
10.11	2003 Employee Stock Incentive Plan[16]
10.12	2003 Non-Employee Directors and Consultants Stock Plan[16]
10.13	Lease Agreement by and between Sequiam Sports, Inc. and EastGroup Properties, L.P.[17]
10.14	Promissory Note, dated as of July 1, 2004, made by Sequiam Corporation in favor of EastGroup Properties, L.P.[17]
10.15	Agreement, dated as of August 19, 2004, by and between Sequiam Corporation and the National Rifle Association of America.[17]
10.16	Promissory Note, dated as of September 7, 2004, made by Sequiam Corporation in favor of Eagle Funding, LLC[17]
10.17	Promissory Note, dated as of September 30, 2004, made by Sequiam Corporation in favor of Lee Harrison Corbin, Attorney-in-Fact For the Trust Under the Will of John Svenningsen [17]
10.18
Amended, Restated and Consolidated Senior Secured Term Note, dated May 18, 2005, made by Sequiam Corporation in favor of Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]

10.19
Amended and Restated Master Security Agreement, dated May 18, 2005, by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Laurus Master Fund, Ltd.[18]

10.20
Amended and Restated Subsidiary Guaranty, dated May 18, 2005, by and among Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc., and Fingerprint Detection Technologies, Inc. [18]

10.21
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Corporation and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. [18]

10.22
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Software, Inc. and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]

10.23
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Sports, Inc. and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen[18]

10.24
Amended and Restated Grant of Security Interest in Patents and Trademarks, dated May 18, 2005, by and between Sequiam Biometrics, Inc and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]

10.25
Amended and Restated Stock Pledge Agreement, dated May 18, 2005 by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc., and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]

10.26	Subordination Agreement, dated May 18, 2005, by and among Mark Mroczkowski, Nick VandenBrekel and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen. [18]
10.27	Subordination Agreement, dated May 18, 2005, by and between Eagle Funding, LLC and Lee Harrison Corbin, Attorney in-Fact for the Trust Under the Will of John Svenningsen.[18]
10.28	Assignment, Assumption and Release, dated as of May 18, 2005, by and among Assignment, Assumption and Release, Sequiam Corporation and Laurus Master Fund, Ltd.[18]
10.29	Debt Conversion Agreement, dated May 20, 2005, by and between Sequiam Corporation and Lee Harrison Corbin.[18]
10.30	Debt Conversion Agreement, dated May 20, 2005, by and between Sequiam Corporation and Walter H. Sullivan.[18]
10.31	Promissory Note dated March 7, 2005 from Sequiam Corporation in favor of Eagle Funding, LLC (renewal note).[18]
10.32	Letter agreement dated May 17, 2005 from EastGroup Properties.[18]
10.33
Promissory Note in the principal amount of $200,000, made on March 23, 2005 by Constellation Biometrics Corporation in favor of Lee Harrison Corbin, Attorney-in-Fact for the Trust under the Will of John Svenningsen (and assumed by Sequiam Corporation under that certain Stock Purchase Agreement dated as of and effective May 31, 2005 and referenced above).[19]

10.34	Asset Purchase Agreement by and between Constellation Biometrics Corporation and Biometric Security (PTY), LTD, dated effective as of February 28, 2005.[19]
10.35	Promissory Note dated February 28, 2005, in the principal amount of $440,000, made by Constellation Biometrics Corporation in favor of Biometric Security (PTY) LTD.[19]
10.36	Escrow Deposit Agreement, dated November 30, 2005, by and between Sequiam Corporation and vFinance Investments, Inc.[20]
10.37
Exclusive Co-Operative Development and Supply Agreement between Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation, and Kwikset Corporation effective September 13, 2005 (Portions of this Agreement have been omitted pursuant to a request for confidential treatment)[22]

10.38	Exclusive License Agreement, effective April 10, 2006, by and between Sequiam Biometrics, Inc. and Tacoma Technology, Inc. [24]
10.39	Exclusive Distribution and Manufacturing Agreement, effective April 15, 2006, by and between Sequiam Biometrics, Inc. and CJCC. [25]
10.40	Joint Venture Agreement[26]
10.41	Bylaws of Shanghai Changjiang Intelligence Information Technology, LTD. [26]
10.42	Restricted Stock Agreement with Nicholas H. VandenBrekel. [27]
10.43	Restricted Stock Agreement with Mark L. Mroczkowski[27].
10.44	Amended and Restated Promissory Note to Nicholas H. VandenBrekel. [27]
10.45	Amended and Restated Promissory Note to Mark L. Mroczkowski[27]
10.46	Escrow Deposit Agreement, dated April 27, 2006,by and between Sequiam Corporation and vFinance Investments, Inc. as amended by that certain side letter, dated as of May 12, 2006. [27]
10.47	Amendment No. 1 to Consent and Waiver, dated June 20, 2006, between Sequiam Corporation and DKR SoundShore Oasis Holding Fund Ltd. [28]
10.48	Distribution and Manufacturing Agreement, effective July 6, 2006, by and between Sequiam Biometrics, Inc. and Quasar Group, Inc. [29]
10.49	Forbearance Agreement between Sequiam Corporation and Stephen A. Ross, as duly authorized agent for the Trust Under the Will of John Svenningsen. [30]
10.50	Promissory Note in the principal amount of $150,000, made on January 8, 2007 by Sequiam Corporation in favor of Shixiong Chen. [31]
10.51	Employment Agreement by and between Sequiam East, Inc. and Shixiong Chen, dated January 8, 2007. [31]
10.52	Loan Agreement, dated March 30, 2007, between Sequiam Corporation and Biometrics Investors, LLC. [32]
10.53	Term Note A, dated March 30, 2007, made by Sequiam Corporation in favor of Biometrics Investors, LLC. [32]
10.54	Term Note B, undated, and unexecuted by Sequiam Corporation in favor of Biometrics Investors, LLC. [32]
10.55	Master Security Agreement, dated March 30, 2007, by and among, Constellation Biometrics Corporation, Biometric Security (PTY) Ltd., Sequiam East, Inc. in favor of Biometrics Investors, LLC. [32]
10.56
Subsidiary Guaranty, dated March 30, 2007, by and among Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc., and Fingerprint Detection Technologies, Inc. Constellation Biometrics Corporation, Biometric Security (PTY) Ltd., Sequiam East, Inc. in favor of Biometrics Investors, LLC. [32]

10.57	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Corporation and Biometrics Investors, LLC. [32]
10.58	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Biometrics, Inc. and Biometrics Investors, LLC. [32]
10.59	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Software, Inc. and Biometrics Investors, LLC. [32]
10.60	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Sports, Inc. Biometrics Investors, LLC. [32]
10.61	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Fingerprint Detection Technologies, Inc. and Biometrics Investors, LLC. [32]
10.62
Second Amended and Restated Stock Pledge Agreement, dated March 30, 2007 by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc. Constellation Biometrics Corporation, Biometric Security (PTY) Ltd., Sequiam East, Inc., and Biometrics Investors, LLC. [32]

10.63	Subordination Agreement, dated March 30, 2007, by and among Mark Mroczkowski, Nick VandenBrekel and Biometrics Investors, LLC. [32]
10.64	Shareholders Agreement by and among Sequiam Corporation, Biometrics Investors, L.L.C., and such other shareholders of the Company that become a party hereto. [32]
10.65	Waiver and Consent by Series B Preferred Shareholders and Warrant Holders. [32]
10.66	Waiver and Consent by Series A Preferred Warrant Holders. [32]
21.1	Subsidiaries.*
31.1	Certification Of Chief Executive Officer Pursuant To 15d-14.*
31.2	Certification Of Chief Financial Officer Pursuant To 15d-14.*
32.1	Certification Of Chief Executive Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.*
32.2	Certification Of Chief Financial Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.*

*  Filed herewith

[1]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2002.

[2]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2002.

[3]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2003.

[4]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 19, 2003.

[5]	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 23, 2003.

[6]	Incorporated by reference from our Quarterly Report on Form 10-QSB/A, filed with the Securities and Exchange Commission on October 3, 2003.

[7]	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2002.

[8]	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 13, 2000.

[9]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 20, 2002.

[10]	Incorporated by reference from our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 14, 2002.

[11]	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 28, 2003.

[12]	Incorporated by reference from our Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on February 20, 2003.

[13]	Incorporated by reference from our Amended Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on April 18, 2003.

[14]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004.

[15]	Incorporated by reference from our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004.

[16]	Incorporated by reference from our Form S-8 filed with the SEC on September 30, 2003.

[17]	Incorporated by reference from our Form SB-2/A filed with the SEC on November 5, 2004.

[18]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2005.

[19]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 10, 2005.

[20]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2005.

[21]	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 19, 2005.

[22]	Incorporated by reference from our Quarterly Report on 10-QSB/A, filed with the Securities and Exchange Commission on January 20, 2006.

[23]	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 30, 2005.

[24]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2006.

[25]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 20, 2006.

[26]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2006.

[27]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

[28]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2006.

[29]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 11, 2006.

[30]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

[31]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2007.

[32]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following list details billed professional services by the Company’s Independent Registered Certified Public Accounting firm during 2006 and 2005

	2006	2005
Audit Fees (1)	$ 82,162	$ 64,963
Audit Related Fees	-	-
Tax Fees	-	-
All other fees	-	-
	$ 82,162	$ 64,963

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of the financial statements included in the Company’s quarterly reports.

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

Date: April 16, 2007

By: /s/ Nicholas H. VandenBrekel
__________________________________
Nicholas H. VandenBrekel, Chairman, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2007

By: /s/ Nicholas H. VandenBrekel
____________________________________
Nicholas H. VandenBrekel, Chairman, President,
Chief Executive Officer and Director

By: /s/ Mark L. Mroczkowski
_____________________________________
Mark L. Mroczkowski, Chief Financial Officer
(Principal Financial Officer), Corporate Secretary,
Executive Vice President, Treasurer and Director

By: /s/ Douglas R. Dillman
______________________________________
Douglas R. Dillman, Controller

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No annual report to security holders covering the registrant's last fiscal year has been delivered to security holders.

No proxy statement, form of proxy or other proxy soliciting material has been delivered to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders during the registrant's last fiscal year.

Proxy soliciting material will be furnished to security holders subsequent to the filing of this report and such materials shall be furnished to the Commission when they are sent to security holders.