Form 10QSB
period 2007-03-31
SEQUIAM CORP
filed 2007-05-18
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 11, 2007 was 84,702,437.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

FORM 10-QSB

Introductory Note
Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate; and
•	sources of new revenue.

For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis or Plan of Operation,” in this Report, and the following sections of our Annual Report on Form 10-KSB for the year ended December 31, 2006: (a) “Risk Factors” in Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and (b) “Introduction” in Item 6, “Management’s Discussion and Analysis or Plan of Operation.” However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash	$128,363	$54,161
Receivables, net	169,776	836,715
Inventory	847,210	766,969
Prepaid expenses	127,897	-
Total current assets	1,273,246	1,657,845
Property and equipment, net	938,258	919,909
Intellectual properties, net	497,614	559,927
Goodwill	154,103	-
Product development costs	402,002	364,117
Loan costs, net	76,802	-
Advance receivable	162,000	140,000
Investment in joint venture	60,000	60,000
Deposits and other assets	42,763	16,264
Total assets	$3,606,788	$3,718,062

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$1,492,743	$1,190,380
Accrued expenses	521,062	1,274,324
Dividends payable	251,371	179,808
Customer deposits	-	112,500
Deferred revenue	28,000	31,500
Deferred rents	35,100	35,917
Current portion of long-term debt	805,488	3,512,188
Loans from shareholders	680,920	682,997
Total current liabilities	3,814,684	7,019,614

Long-term debt	2,358,343	1,191,079
Total liabilities	6,173,027	8,210,693

Minority interest in subsidiary	-	-

Shareholders’ deficit:
Preferred shares	3	3
Common shares	83,288	82,281
Additional paid-in capital	21,523,554	18,493,022
Accumulated deficit	(24,197,051)	(23,080,135)
Accumulated other comprehensive income	23,967	12,198
Total shareholders’ deficit	(2,566,239)	(4,492,631)
Total liabilities and shareholders’ deficit	$3,606,788	$3,718,062

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenues
Product sales	$690,904	$106,201
Services	16,709	40,738
Other	112,500	-

Total revenues	820,113	146,939

Costs and expenses:
Cost of product sales	687,872	120,010
Cost of services	27,232	26,646
Selling, general and administrative	881,166	725,681
Gain on restructuring of debt	-	(13,055)
	1,596,270	859,282

Loss from operations	(776,157)	(712,343)

Interest expense	(378,259)	(345,929)

Loss before minority interest in net loss of subsidiary	(1,154,416)	(1,058,272)

Minority interest in net loss of subsidiary	37,500	-

Net loss	(1,116,916)	(1,058,272)

Preferred stock dividends	(71,563)	-

Net loss applicable to common shareholders	$(1,188,479)	$(1,058,272)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	82,535,728	64,458,321

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,116,916)	$(1,058,272)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	137,816	128,128
Accretion of debt discount	166,711	189,892
Amortization of loan costs	-	21,694
Amortization of product development costs	21,026	-
Issuance of common stock in exchange for services	171,000	-
Issuance of stock options to employees	34,247	29,779
Minority interest in net loss of subsidiary	(37,500)	-
Gain on restructuring of debt	-	(13,055)
(Increase) decrease in receivables	663,148	(13,139)
Increase in allowance for bad debts	5,035	9,917
(Increase) decrease in inventory	64,255	(330,365)
(Increase) decrease in prepaid expenses, deposits and other assets	(106,697)	602
Decrease in deferred revenue	(3,500)	-
Increase in accounts payable	238,768	297,912
Increase (decrease) in accrued expenses	(55,452)	25,234
Decrease in customer deposits	(112,500)	-
Increase (decrease) in deferred rents	(817)	160
Net cash provided by (used for) operating activities	68,624	(711,513)

Cash flows from investing activities:
Equipment purchases	(14,770)	(981)
Cash acquired through acquisition of Sequiam East	89,042	-
Increase in advance receivable	(22,000)	-
Product development costs capitalized	(58,911)	(50,761)
Net cash used for investing activities	(6,639)	(51,742)

Cash flows from financing activities:
Proceeds from sale of common stock	-	150,000
Repayment of long-term debt	-	(92,874)
Repayment of shareholder loans	(2,077)	-
Net cash provided by (used for) financing activities	(2,077)	57,126
Effect of exchange rate changes on cash	14,294	86

Net increase (decrease) in cash	74,202	(706,043)
Cash, beginning of period	54,161	763,197
Cash, end of period	$128,363	$57,154

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three months ended March 31,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$1,500	$91,659

Supplemental disclosures of non-cash investing and financing activities:
Refinance long-term debt	$3,275,000	$-
Original issue discount on long-term debt	2,797,855	-
Refinance accrued expenses as long-term debt	690,119	-
Acquisition of Sequiam East, Inc.	150,000	-
Loan costs unpaid at end of period	76,802	-
Series B preferred stock dividend declared and unpaid at end of period	71,563	-

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 -Description of Business

Sequiam Corporation (“Sequiam” or the “Company”) through its wholly owned subsidiaries, develops, markets, and supports a portfolio of biometric fingerprint unlocking devices that enable users to gain access using their personal identity. The Company also provides internet access and hosting services and custom software development services.

The Company's operations are divided into two distinct operating segments: Safety and Security and Information Management. The Safety and Security segment includes the Company’s biometric technology products. The Information Management segment includes all non-biometric technology products.

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception, which have caused an accumulated deficit of approximately $24,197,000 as of March 31, 2007. In addition, the Company has a working capital deficit of approximately $2,541,000 as of March 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses, as well as the growth of the business, primarily through debt and stock offerings. The Company entered into a new financing arrangement during March 2007 and is continuing to attempt to increase revenues through sales and licensing of its biometric security products. There are no assurances that the Company will be successful in achieving its goals.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements. The accompanying condensed consolidated financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of such financial statements. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the Company included in Form 10-KSB filed for the year ended December 31, 2006. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of March 31, 2007, the Company had 140,156,946 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Principles of Consolidation

The consolidated financial statements include the accounts of Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Accounting for Stock-Based Compensation

At March 31, 2007, the Company has two stock-based compensation plans (the “Plans”) which are described more fully in Note 8.

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

  As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net losses for the periods ended March 31, 2007 and 2006 were $34,247 and $29,779 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net losses per common share for the periods ended March 31, 2007 and 2006 would have remained $0.01 and $0.02, respectively, if the Company had not adopted Statement 123(R). Also, there was no change in cash used in operating activities and cash provided by financing activities as a result of adopting Statement 123(R).

Note 3 - Business Combination

On January 8, 2007, the Company acquired 80% of the outstanding shares (“the Purchase Shares”) of Magstone Innovation, Inc., a foreign owned Chinese corporation (“Magstone”), pursuant to an amended and restated stock purchase agreement dated January 8, 2007 by and among Sequiam, Magstone and Shixiong Chen (“the Sole Shareholder”) of Magstone (the “Magstone Acquisition”).

In exchange for the Purchase Shares owned by the Sole Shareholder, Sequiam issued and delivered to the Sole Shareholder an Installment Note Payable in the amount of $150,000 bearing interest at eight percent per annum, payable in three quarterly installments of $50,000 beginning April 1, 2007. The note is secured by the Purchase Shares. Sequiam also agreed to repay Magstone’s debt to ETI Hong Kong for HKD 1,400,000 (approximately $185,000 USD). As additional consideration, Magstone distributed to the Sole Shareholder the following: all trademarks owned by Magstone and Magstone’s 30% ownership in the Chinese Joint Venture known as New Era Biometrics. The Sole Shareholder shall pay to Magstone 9% of any distributions paid to the Sole Shareholder by the Joint Venture until such time as the Sole Shareholder no longer serves as President of Magstone.

The following table summarizes the estimated carrying values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 282,481
Property and equipment	79,082
Goodwill	154,103
Total assets acquired	515,666
Current liabilities	79,102
Long-term debt	249,064
Total liabilities assumed	328,166
Minority interest	37,500
Net assets acquired	$ 150,000

Sequiam’s results of operations for the period ended March 31, 2007 include three months of operations for Magstone.

The Company acquired Magstone because it believes they have a talented staff of engineers and programmers who will work well with its development team in the United States.  The Company believes the acquisition allowed it to significantly and effectively increase its professional staff at a substantial cost savings from comparable United States based staffing.  Additionally, the Company believes the management of Magstone is very adept at sourcing reliable manufacturing in China for the Company’s products and at developing new business opportunities in Asia.  Based upon the foregoing, the Company negotiated a purchase price for Magstone that exceeded the Company’s net assets by $154,103, which has been recorded as goodwill within the Company's Safety and Security segment. For income tax purposes, the goodwill is amortized over a 15-year period, beginning January 2007, using the straight-line method

The following unaudited pro forma condensed consolidated statement of operations for the period ended March 31, 2006 assumes the acquisition of Magstone occurred as of January 1, 2006:

Revenues	$ 146,939

Net loss	$ 1,078,272

Basic and diluted net loss per common share	$ (0.02)

Immediately following the closing, Magstone changed its name to Sequiam East, Inc. (“SEI”).

In conjunction with the foregoing, SEI entered into an employment agreement with the Sole Shareholder to serve as its President and CEO. The term of the agreement is for eight years at a minimum annual salary of $120,000 plus an annual bonus equal to 1.25 percent of SEI’s gross sales. In addition the Company granted Mr. Chen options to purchase one million five hundred thousand shares of Sequiam Corporation common stock at $0.20 per share in accordance with its 2003 Employee Stock Incentive Plan. The options will fully vest one year from the date of the agreement, or immediately in the event of any earlier termination of employment by SEI. If on December 31, 2008 the net value of the options after exercise is less than one million dollars, then the Company shall grant additional options as necessary to maintain such value.

Note 4 - Inventory

Inventory consists of the following at:

	March 31, 2007	December 31, 2006
Raw materials	$290,005	$370,219
Work in process	75,720	127,512
Finished goods	481,485	269,238
	$847,210	$766,969

Note 5 - Long-Term Debt

Refinancing

On March 30, 2007, the Company closed a debt transaction (the "Financing") with Biometrics Investors, LLC (“Biometrics”). Pursuant to the Financing, the Company amended and restated that Second Amended, Restated and Consolidated Senior Secured Term Note, dated November 1, 2005, made to Lee Harrison Corbin, Attorney In Fact for the Trust under the Will of John Svenningsen, in the original principal amount plus interest and penalties of $3,965,119 (the “Original Note”), which was transferred to Biometrics, to provide for $2,500,000 of additional funding subject to the satisfaction of certain conditions (“Term Loan A”). The aggregate principal amount of Term Loan A (which includes $3,965,119 from the Original Note) is $6,500,000. In connection with this financing, Biometrics provided the Company with written notice that the Company was no longer in default of the Original Note as previously reported on the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 14, 2007.

Term Loan A

Term Loan A shall be disbursed by Biometrics to the Company in a series of ten disbursements, each in the amount of $250,000, payable every other week, which shall be disbursed based on the Company’s satisfaction of the conditions stated in Paragraphs 4(a) and (b) of that certain Agreement by and between the Company and Biometrics, dated March 30, 2007 (the “Loan Agreement”), including the Company’s issuance to Biometrics of a warrant exercisable for 65,719,041 shares of the Company’s common stock at an exercise price of $.01 per share (the “Initial Warrant”). As a result of the issuance of this warrant, an original issue discount of $2,797,855 was recorded, which represented the relative fair value of the warrant. Biometrics, in its sole discretion, may elect to advance Term Loan A in greater amounts or on an accelerated funding schedule. On March 30, 2007, the Company issued the Initial Warrant to Biometrics in accordance with the Loan Agreement.

The $6,500,000 promissory note issued to Biometrics has a term of two years. Interest shall be payable monthly in arrears commencing on May 1, 2007, and on the first day of each consecutive calendar month thereafter at a rate of 12% per annum. The outstanding principal balance under this note, which is $3,965,119 as of March 31, 2007, is payable on April 15, 2009 and it is collateralized by all of the Company’s assets.

The Initial Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, the Company has agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering the all or part of the shares issuable upon the exercise of the Initial Warrant. Biometrics has not yet requested the Company to file a registration statement.

Term Loan B

Subject to the terms and conditions of the Loan Agreement, Biometrics agreed to make a second term loan to the Company in the principal amount of $5,000,000 (“Term Loan B”). Term Loan B shall consist of a series of advances not to exceed, in the aggregate, $5,000,000, which shall be disbursed to the Company based on the Company’s satisfaction of the conditions stated in Paragraphs 4(a) and (c) of the Loan Agreement, including the issuance to Biometrics of a warrant exercisable for 39,431,424 shares of the Company’s common stock at an exercise price of $.01 per share (the “Additional Warrant”). The Additional Warrant will not be issued to Biometrics until such time as the Company determines that it is in its best interest to borrow additional funds from Biometrics pursuant to Term Loan B. If any amounts are funded pursuant to Term Loan B, the outstanding principal balance under Term Loan B will be payable on April 15, 2009 and will be collateralized by all of the Company’s assets.

The Additional Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, the Company has agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering all or part of the shares issuable upon the exercise of the Additional Warrant. Biometrics has not yet requested the Company to file a registration statement.

In the Company’s opinion, the issuance and sale of the Initial Warrant, described above, was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Biometrics is an accredited investor. Biometrics had an opportunity to ask management questions about the Company and had adequate access to information about the Company. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

The principal documents involved in the transaction are the Loan Agreement, a Master Security Agreement, Term Notes A and B, an Initial and Additional Common Stock Purchase Warrant, a Registration Rights Agreement, a Second Amended and Restated Stock Pledge Agreement, a Shareholders Agreement, a Grant of Security Interest in Patents and Trademarks for the Company and certain of its subsidiaries, a Subsidiary Guaranty from each of the Company’s Subsidiaries, and a Subordination Agreement from Mark Mroczkowski and Nick VandenBrekel, the Company’s Chief Financial Officer and Chief Executive Officer, respectively, to Biometrics, each of which is dated as of March 30, 2007 and a copy of which is attached as an exhibit to the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2007.

Series B Waiver and Consent

In connection with the Financing, the Company’s Series B preferred shareholders and warrant holders consented to the Financing and acknowledged that the consummation of the Financing did not give rise to a termination or default under the Series B Preferred Stock Purchase Agreement, the Certificate of Determination for the Series B preferred stock, the warrants held by the Series B preferred shareholders or the Registration Rights Agreement for the Series B preferred stock and the warrants held by the Series B preferred shareholders, each of which is dated as of May 17, 2006. The Series B preferred shareholders and warrant holders further waived their: (a) rights to participate in the Financing; (b) anti-dilution rights, and (c) registration rights. The Series B preferred shareholders and warrant holders also consented to an increase in the Company’s authorized common shares and to the termination of the Registration Rights Agreement.

Series A Waiver and Consent

In connection with the Biometrics Financing, the Company’s Series A preferred shareholders and warrant holders consented to the Financing and acknowledged that the consummation of the Financing did not give rise to a termination or default under the Series A Preferred Stock Purchase Agreement or the warrants held by the Series A preferred shareholders, each of which is dated as of November 30, 2005. The Series A preferred shareholders and warrant holders further agreed to waive their rights of participation in the Financing and to any anti-dilution rights. The Series A preferred shareholders and warrant holders also consented to an increase in the Company’s authorized common shares.

Shareholder Actions

In connection with the Financing described above, 51.54% of the common shareholders voted and agreed to increase the number of directors on the Company’s Board of Directors from three to five members and further agreed to vote that the two additional directors will be representatives designated by Biometrics for so long as Biometrics remains a shareholder.

In connection with the Financing described above, 51.54% of the common shareholders voted and agreed in an action by written consent to amend the Company’s articles of incorporation to increase the authorized common shares from 200 million shares to 400 million shares.

Magstone Innovation, Inc.

As part of the acquisition of Magstone discussed in Note 2, Sequiam issued and delivered to Shixiong Chen an Installment Note Payable in the amount of $150,000 bearing interest at eight percent per annum, payable in three quarterly installments of $50,000 beginning April 1, 2007. The note is collateralized by the Purchase Shares. As part of the acquisition of Magstone, Sequiam also assumed Magstone’s debt to: a) ETI Hong Kong for $184,964 which does not bear interest, is unsecured and was due on March 1, 2007; and b) Sichuan Foreign Trade for $64,100 which does not bear interest, is unsecured and is due by December 31, 2007. The amount due to ETI Hong Kong was paid in full subsequent to March 31, 2007.

The preceding information is summarized as follows at March 31, 2007:

	Face Amount	Debt Discount	Carrying Amount
Included in Long-term debt:
Biometrics Investors, LLC	$ 3,965,119	$ (2,797,855)	$ 1,167,264
Shixiong Chen	150,000	-	150,000
ETI - Hong Kong	186,839	-	186,839
Sichuan Foreign Trade	64,750	-	64,750
EastGroup Properties, LP	1,429,978	-	1,429,978
Aregee Investments No. 105	165,000	-	165,000
Total	5,961,686	(2,797,855)	3,163,831
Less Current Portion	(805,488)	-	(805,488)
	$ 5,156,198	$ (2,797,855)	$ 2,358,343

Note 6 - Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2007	December 31, 2006
Interest	$73,159	$551,510
Payroll and payroll taxes	227,188	216,771
Inventory purchases	-	278,159
Other	220,715	227,884
	$521,062	$1,274,324

Note 7 - Common Stock

    During the three months ended March 31, 2007, the Company issued (a) 322,581 of its common shares in exchange for $100,000, which was received during 2006; and (b) 684,000 of its common shares in exchange for services with a value of $171,000. Both issuances were made pursuant to Regulation D of the Securities Act of 1933, as amended.

Note 8 - Stock Incentive Plans

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan (the “Plans”). These Plans are intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the common stock subject to certain restrictions.   The maximum number of shares of the common stock that may be issued pursuant to the Plans shall be 14,000,000 and 1,000,000, respectively at March 31, 2007.

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

As of March 31, 2007, no Stock Options and 250,000 shares of common stock had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

A summary of Stock Option activity under the 2003 Employee Stock Incentive Plan as of March 31, 2007, and changes during the period then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	10,357,500	$0.234
Granted	1,500,000	$0.200
Outstanding at March 31, 2007	11,857,500	$0.229	6.9	-0-

Vested or expected to vest at March 31, 2007	11,857,500	$0.229	6.9	-0-

Exercisable at March 31, 2007	10,190,834	$0.234	6.5	-0-

The fair value of Stock Options granted during 2007 was calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 103.58% (calculated using historical volatility); risk-free interest rate of 4.66%; and expected term of 10 years. The fair value of each Stock Option is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted-average grant-date fair value of Stock Options granted during 2007 was $0.194.

A summary of the status of the Company’s nonvested Stock Options granted under the 2003 Employee Stock Incentive Plan as of March 31, 2007, and changes during the period ended March 31, 2007 is presented below:

Nonvested options	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	358,333	$0.179
Granted	1,500,000	$0.194
Vested	(191,667)	$0.179
Nonvested at March 31, 2007	1,666,666	$0.192

As of March 31, 2007, there was $320,209 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.8 years.

As of March 31, 2007, no common stock had been granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

Note 9 - Related Party Transactions

JWR Innovative Enterprises Ltd. (“JWR”) is an importer owned by Shixiong Chen, President and Chief Executive Officer of Sequiam East, Inc., a subsidiary of the Company. Sequiam East provides manufacturing services and sells products to Sequiam Biometrics, Inc., a subsidiary of the Company, and uses JWR for import services. JWR charges import related fees and makes profits that are competitive in the industry. JWR’s total import related fees charged and profits made related to transactions involving Sequiam East and Sequiam Biometrics during the three months ended March 31, 2007 were $47,649.

Note 10 - Operating Segments

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

The table below presents certain financial information by business segment for the quarter ended March 31, 2007.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$803,404	$16,709	$820,113	$-	$820,113
Interest expense	(2,743)	-	(2,743)	(375,516)	(378,259)
Depreciation and amortization	79,016	16,014	95,030	42,786	137,816
Segment loss	(253,399)	(50,958)	(304,357)	(812,559)	(1,116,916)
Segment assets (1)	2,611,857	158,579	2,770,436	836,352	3,606,788

The table below presents certain financial information by business segment for the quarter ended March 31, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$106,201	$40,738	$146,939	$-	$146,939
Interest expense	-	(1,503)	(1,503)	(344,426)	(345,929)
Depreciation and amortization	69,896	15,959	85,855	42,273	128,128
Segment loss	(299,061)	(29,031)	(328,092)	(730,180)	(1,058,272)
Segment assets (1)	1,574,855	383,908	1,958,763	1,063,521	3,022,284

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

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

For the three month periods ended March 31, 2007 and 2006, our revenues were derived from three sources: (i) the sale and licensing of our biometric and software products; (ii) consulting, custom software and web development services; and (iii) Internet access and web hosting services. Biometric and Software product and licensing revenue are recognized when all of the following criteria have been met: (a) there is an executed license agreement, for licensing revenue, and the technology, software or product has been delivered to the customer, (b) the sale amount is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable. Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed. Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from customers in advance of amounts earned is deferred and recorded as a liability.

The following table shows the proportion of total revenues by segment for the three month periods ended March 31, 2007 and 2006.

Period	Safety and Security	Information Management	Total
Three Months ended March 31, 2007	$803,404	$16,709	$820,113
Three Months ended March 31, 2006	$106,201	$40,738	$146,939

Results of Operations

The following table sets forth information regarding our financial results for the three months ended March 31 for 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	% Change

Product sales	$690,904	$106,201	551%
Services revenue	16,709	40,738	(59)%
Other revenue	112,500	-	-
Cost of product sales	(687,872)	(120,010)	473%
Cost of services revenue	(27,232)	(26,646)	2%
Selling, general and administrative expenses	(881,166)	(725,681)	21%
Other gains	-	13,055	-
Interest expense	(378,259)	(345,929)	9%
Minority interest in net loss of subsidiary	37,500	-	-
Net loss	$(1,116,916)	$(1,058,272)	6%

Quarter Ended March 31, 2007 compared to Quarter Ended March 31, 2006. Unless otherwise noted, references to 2007 represent the three-month period ended March 31, 2007 and references to 2006 represent the three-month period ended March 31, 2006.

Product Sales and Cost of Product Sales (Safety and Security Segment)

The following table sets forth information regarding product sales and cost of product sales, which consists of product costs, depreciation and amortization and other product related costs, for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	% Change

Product sales	$690,904	$106,201	551%
Product costs	570,643	48,428	1,078%
Gross margin	120,261	57,773	108%
Depreciation and amortization	79,396	69,847	14%
Other product related costs	37,833	1,735	2,081%
Gross profit (loss)	$3,032	$(13,809)	-

Product sales increased by $584,703 or 551% to $690,904 in 2007, from $106,201 in 2006. This increase was due to our BioVault™ and BioLock products coming to market during the last six months of 2006. Sales of the BioVault™, BioLock, and related components and accessories during 2007 were $515,522 compared to 2006 sales of the prior version of the BioVault™ of $2,295. The increase in revenues during 2007 was also a result of an increase in sales from Constellation Biometrics Corporation from $100,250 in 2006 to $165,574 in 2007, an increase of $65,324 or 65%. Constellation’s sales consist primarily of sales of biometric products other than the BioVault™ and BioLock to customers in South Africa. The increase in Constellation’s sales is the result of improvements made to the business since new management was put in place subsequent to us acquiring the business in May 2005.

Gross margin increased to $120,261 in 2007 compared to $57,773 in 2006, an increase of $62,488. This increase was a result of the increase in product sales during 2007. However, gross margin as a percentage of product sales decreased to 17% in 2007 compared to 54% in 2006. This decrease was a result the significant increase in sales of the BioVault™, BioLock, and related components and accessories during 2007. These items had a lower gross margin than the other biometric products that comprised 2006 product sales. We plan to reduce the costs to produce a BioVault™ and BioLock, and thus increase each item’s gross margin, by reengineering these products. The increase in other product related costs during 2007 was a result of the significant increase in sales of the BioVault™, BioLock, and related components and accessories.

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

We believe that the following developments will have a positive impact on our future revenues:

ཉ
On September 13, 2005, Sequiam Corporation entered into a five-year, Exclusive Co-Operative Development and Supply Agreement with Black & Decker’s subsidiary, Kwikset Corporation. The purpose of this agreement is to establish the business relationship between Kwikset and Sequiam in respect to the development, marketing and sales of biometric-enabled security door hardware and systems. Our BioLock product, which came to market during the last quarter of 2006, was developed under this agreement.

ཉ
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

ཉ
Effective April 15, 2006, Sequiam Biometrics, Inc., a wholly-owned subsidiary of Sequiam Corporation, entered into an Exclusive Distribution and Manufacturing Agreement with CJCC (China Jiangsu Construction Corporation). The purpose of this agreement is to provide the conditions and terms for the distribution of certain biometric products and services of Sequiam Biometrics, Inc., including a biometric personal digital assistant. The term of this agreement is five years and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least 90 days prior to the expiration of the then current term.

ཉ
On April 27, 2006, Sequiam Biometrics, Inc., a wholly owned subsidiary of Sequiam Corporation, entered into a Joint Venture Agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc. The Chinese and English names of the joint venture are Shanghai Changjiang Intelligence Information Technology, LTD, and New Era Biometrics, Ltd., respectively. The joint venture is headquartered in Shanghai. The purpose of the joint venture agreement is to develop and market biometric and other information technology products and applications in China and other regions and to support Sequiam Biometrics, Inc. by providing research and development for new products. The joint venture agreement grants Sequiam Biometrics, Inc. exclusive rights to distribute those products in North America, Europe and Africa.

ཉ
On April 23, 2007, we announced we added our 200th resellter location. The majority of these sales locations were added within the 60 days prior to April 23, 2007 as a result of the recent expansion of our sales and business development department.

ཉ	On May 7, 2007, we announced we signed an alliance agreement with a global Fortune 100 corporation in the electronics industry.

As a result of these developments, we expect that revenues from our Safety and Security segment will continue to increase during 2007 and thereafter as we continue to focus our efforts on our biometric products.

Services Revenue and Cost of Services Revenue (Information Management Segment)

Services revenue decreased to $16,709 in 2007 compared to $40,738 in 2006, a decrease of $24,029 or 59%. This decrease was a result of our continued focus on developing our Safety and Security segment and our portfolio of biometric products. Cost of services revenue did not change significantly as it was $27,232 in 2007 compared to $26,646 in 2006.

Other Revenue (Safety and Security Segment)

This was a result of recognizing a customer deposit of $112,500 as revenue during 2007. The customer initially placed a purchase order with us and we collected a deposit from the customer for $112,500. The product shipment for this purchase order was received by us from the manufacturer in January 2007. A sales invoice was then provided to the customer that went unpaid. As a result, the customer forfeited the deposit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $881,166 in 2007 and $725,681 in 2006, an increase of $155,485 or 21%. The increase was attributed to: a) an increase in payroll expense of $62,044; b) a $51,315 increase in non-cash and non-recurring expenses for consulting services acquired in exchange for shares of our common stock; c) an increase in research and development expenses of $33,752, which were primarily capitalized until our products first came to market during the last six months of 2006; d) an increase in inside and outside sales expense of $25,500 resulting from our products first coming to market during the last six months of 2006; and e) 2007 non-payroll related expenses of $22,446 incurred by Sequiam East, Inc, whom we acquired in January 2007. The overall increase was partially offset by a decrease in legal expenses of $35,223.

Our total payroll included in selling, general and administrative expenses was $371,140 for 2007 and $309,096 for 2006, an increase of $62,044 or 20%. This increase was due to (a) the hiring of additional employees in our Safety and Security segment during the last nine months of 2006, (b) the addition of employees during January 2007resulting from the acquisition of Sequiam East, Inc., and (c) the hiring of an employee during the first quarter of 2006 to assist with corporate accounting and financial reporting responsibilities.

Other Gains and Losses

During 2006, a gain on restructuring of debt of $13,055 was recognized. The gain represented the write-down of a note payable to the amount to be repaid to the lender, TBF Financial, LLC, which was agreed to by the lender.

Interest Expense

Interest expense was $378,259 in 2007 and $345,929 in 2006, an increase of $32,330 or 9%. This increase was due to a default penalty of $131,000 incurred during 2007 related to the Svenningsen Trust loan, which was refinanced during the quarter ended March 31, 2007, and an acceleration in the accretion of the debt discount related to the Sveningsen Trust loan during 2007, as a result of its refinancing. The increase was partially offset by a decrease in the accretion of the debt discount related to mandatorily redeemable cumulative convertible preferred stock.

Minority Interest in Net Loss of Subsidiary

Minority interest in net loss of subsidiary of $37,500 in 2007 relates to the net loss allocated to the 20% ownership interest in Sequiam East, Inc. that is not held by us.

Net Losses

We incurred net losses of $1,116,916 in 2007 and $1,058,272 in 2006, an increase of $58,644 or 6%. The increase was due primarily to an increase in selling, general and administrative expenses of $155,485, an increase in interest expense of $32,330 and a decrease in other gains of $13,055. The increase was partially offset by a $104,726 improvement in revenues and cost of revenues and a $37,500 increase in losses allocated to a minority interest.

We expect to incur additional net losses through the second quarter of 2007 as our biometric products continue to be developed and marketed. Our overall cash flow has improved during the second quarter of 2007 primarily as a result of the new financing with Biometrics Investors, LLC.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities has historically been for inventory and selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities. Our cash flow has improved during the second quarter of 2007 as a result of our new financing with Biometrics Investors, LLC. We expect our cash flow to continue to improve as a result of a) this new financing and b) the sales and licensing of our biometric products.

Operating Activities

Net cash provided by operating activities was $68,624 for 2007, as a result of: a) non-cash expenses of $493,300, b) a decrease in receivables of $663,148, c) a decrease in inventory of $64,255 and d) an increase in accounts payable of $238,768, which were partially offset by: w) the net loss of $1,116,916; x) an increase in prepaid expenses, deposits and other assets of $106,697; y) a decrease in accrued expenses of $55,452 and z) a decrease in customer deposits of $112,500.

Investing and Financing Activities

Net cash used for investing activities for 2007 was $6,639, consisting product development costs of $58,911, an increase in advance receivable of $22,000 and equipment purchases of $14,770, offset by cash acquired through the acquisition of Sequiam East, Inc. of $89,042.

Net cash used for financing activities for 2007 was $2,077, representing the repayment of shareholder loans.

Current liabilities of $3,814,684 exceed current assets of $1,273,246 by $2,541,438.

We anticipate sales from our products increasing to a level during 2007 where they are sufficient enough to sustain our operations. Until that time, we anticipate the new financing with Biometrics Investors, LLC will provide adequate funding.

On March 30, 2007, we closed a debt transaction with Biometrics Investors, LLC (“Biometrics”). Pursuant to this financing, we amended and restated that Second Amended, Restated and Consolidated Senior Secured Term Note, dated November 1, 2005, made to Lee Harrison Corbin, Attorney In Fact for the Trust under the Will of John Svenningsen, in the original principal amount plus interest of $3,965,119 (the “Original Note”), which was transferred to Biometrics, to provide for $2,500,000 of additional funding subject to the satisfaction of certain conditions (“Term Loan A”). The aggregate principal amount of Term Loan A (which includes $3,965,119 from the Original Note”) is $6,500,000. In connection with this financing, Biometrics provided us with written notice that we were no longer in default of the Original Note as previously reported on the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 14, 2007.

Term Loan A

Term Loan A shall be disbursed by Biometrics to us in a series of ten disbursements, each in the amount of $250,000, payable every other week, which shall be disbursed based on our satisfaction of the conditions stated in Paragraphs 4(a) and (b) of that certain Agreement by and between us and Biometrics, dated March 30, 2007 (the “Loan Agreement”), including our issuance to Biometrics of a warrant exercisable for 65,719,041 shares of our common stock at an exercise price of $.01 per share (the “Initial Warrant”). Biometrics, in its sole discretion, may elect to advance Term Loan A in greater amounts or on an accelerated funding schedule. On March 30, 2007, we issued the Initial Warrant to Biometrics in accordance with the Loan Agreement.

The $6,500,000 promissory note issued to Biometrics has a term of two years. Interest shall be payable monthly in arrears commencing on May 1, 2007, and on the first day of each consecutive calendar month thereafter at a rate of 12% per annum. The outstanding principal balance under this note is payable on April 15, 2009 and it is collateralized by all of our assets.

The Initial Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering the all or part of the shares issuable upon the exercise of the Initial Warrant. Biometrics has not yet requested us to file a registration statement.

Term Loan B

Subject to the terms and conditions of the Loan Agreement, Biometrics agreed to make a second term loan to us in the principal amount of $5,000,000 (“Term Loan B”). Term Loan B shall consist of a series of advances not to exceed, in the aggregate, $5,000,000, which shall be disbursed to us based on our satisfaction of the conditions stated in Paragraphs 4(a) and (c) of the Loan Agreement, including the issuance to Biometrics of a warrant exercisable for 39,431,424 shares of our common stock at an exercise price of $.01 per share (the “Additional Warrant”). The Additional Warrant will not be issued to Biometrics until such time as we determine that it is in our best interest to borrow additional funds from Biometrics pursuant to Term Loan B. If any amounts are funded pursuant to Term Loan B, the outstanding principal balance under Term Loan B will be payable on April 15, 2009 and will be collateralized by all of our assets.

The Additional Warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering all or part of the shares issuable upon the exercise of the Additional Warrant. Biometrics has not yet requested us to file a registration statement.

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

The principal documents involved in the transaction are the Loan Agreement, a Master Security Agreement, Term Notes A and B, an Initial and Additional Common Stock Purchase Warrant, a Registration Rights Agreement, a Second Amended and Restated Stock Pledge Agreement, a Shareholders Agreement, a Grant of Security Interest in Patents and Trademarks for us and certain of our subsidiaries, a Subsidiary Guaranty from each of our Subsidiaries, and a Subordination Agreement from Mark Mroczkowski and Nick VandenBrekel, our Chief Financial Officer and Chief Executive Officer, respectively, to Biometrics, each of which is dated as of March 30, 2007 and a copy of which is attached as an exhibit to the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2007.

Series B Waiver and Consent

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

Series A Waiver and Consent

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

Shareholder Actions

In connection with the Biometrics financing described above, 51.54% of the common shareholders voted and agreed to increase the number of directors on our Board of Directors and each of our subsidiaries from three to five members and further agreed to vote that the two additional directors will be representatives designated by Biometrics for so long as Biometrics remains a shareholder.

In connection with the Biometrics financing described above, 51.54% of the common shareholders voted and agreed in an action by written consent to amend our articles of incorporation to increase the authorized common shares from 200 million shares to 400 million shares.

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

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at March 31, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined by Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed during the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting (as defined by Rule 15(d)-15(f) of the Exchange Act), and there has been one change in the Company's internal control or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report. During the three months ended March 31, 2007, the Company hired an accountant to ensure the operating results of Sequiam East, Inc. were properly included in the condensed consolidated financial statements included with this Form 10-QSB.

PART II: OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued (a) 322,581 of its common shares in exchange for $100,000, which was received during 2006; and (b) 684,000 of its common shares in exchange for services with a value of $171,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Series B Waiver and Consent

In connection with the Biometrics Investors, LLC financing that closed on March 30, 2007, our Series B preferred shareholders and warrant holders consented to the financing and acknowledged that the consummation of the financing did not give rise to a termination or default under the Series B Preferred Stock Purchase Agreement, the Certificate of Determination for the Series B preferred stock, the warrants held by the Series B preferred shareholders or the Registration Rights Agreement for the Series B preferred stock and the warrants held by the Series B preferred shareholders, each of which is dated as of May 17, 2006. The Series B preferred shareholders and warrant holders further waived their: (a) rights to participate in the financing; (b) anti-dilution rights, and (c) registration rights. The Series B preferred shareholders and warrant holders also consented to an increase in our authorized common shares and to the termination of the Registration Rights Agreement.

Series A Waiver and Consent

In connection with the Biometrics Investors, LLC financing that closed on March 30, 2007, our Series A preferred shareholders and warrant holders consented to the Biometrics financing and acknowledged that the consummation of the Biometrics financing did not give rise to a termination or default under the Series A Preferred Stock Purchase Agreement or the warrants held by the Series A preferred shareholders, each of which is dated as of November 30, 2005. The Series A preferred shareholders and warrant holders further agreed to waive their rights of participation in the Biometrics financing and to any anti-dilution rights. The Series A preferred shareholders and warrant holders also consented to an increase in our authorized common shares.

Shareholder Actions

On March 30, 2007, in connection with the Biometrics Investors, LLC financing, 51.54% of the common shareholders voted and agreed to increase the number of directors on our Board of Directors and each of our subsidiaries from three to five members and further agreed to vote that the two additional directors will be representatives designated by Biometrics Investors, LLC for so long as Biometrics Investors, LLC remains a shareholder.

On March 30, 2007, in connection with the Biometrics Investors, LLC financing, 51.54% of the common shareholders voted and agreed in an action by written consent to amend our articles of incorporation to increase the authorized common shares from 200 million shares to 400 million shares.

ITEM 6. EXHIBITS

(a) Exhibits:

4.1	Registration Rights Agreement, dated March 30, 2007, by and between Sequiam Corporation and Biometrics Investors, LLC.[1]

4.2	Initial Common Stock Purchase Warrant, dated March 30, 2007, and issued by Sequiam Corporation, in favor of Biometrics Investors, LLC.[1]

4.3	Additional Common Stock Purchase Warrant, undated and un-issued by Sequiam Corporation, in favor of Biometrics Investors, LLC.[1]

10.1	Loan Agreement, dated March 30, 2007, between Sequiam Corporation and Biometrics Investors, LLC.[1]

10.2	Term Note A, dated March 30, 2007, made by Sequiam Corporation in favor of Biometrics Investors, LLC.[1]

10.3	Term Note B, undated, and unexecuted by Sequiam Corporation in favor of Biometrics Investors, LLC.[1]

10.4	Master Security Agreement, dated March 30, 2007, by and among, Constellation Biometrics Corporation, Biometric Security (PTY) Ltd., Sequiam East, Inc. in favor of Biometrics Investors, LLC.[1]

10.5
Subsidiary Guaranty, dated March 30, 2007, by and among Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc., and Fingerprint Detection Technologies, Inc. Constellation Biometrics Corporation, Biometric Security (PTY) Ltd., Sequiam East, Inc. in favor of Biometrics Investors, LLC.[1]

10.6	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Corporation and Biometrics Investors, LLC.[1]

10.7	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Biometrics, Inc. and Biometrics Investors, LLC.[1]

10.8	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Software, Inc. and Biometrics Investors, LLC.[1]

10.9	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Sequiam Sports, Inc. Biometrics Investors, LLC.[1]

10.10	Grant of Security Interest in Patents and Trademarks, dated March 30, 2007, by and between Fingerprint Detection Technologies, Inc. Biometrics Investors, LLC.[1]

10.11
Second Amended and Restated Stock Pledge Agreement, dated March 30, 2007 by and among Sequiam Corporation, Sequiam Software, Inc., Sequiam Biometrics, Inc., Sequiam Education, Inc., Sequiam Sports, Inc, Fingerprint Detection Technologies, Inc. Constellation Biometrics Corporation, Biometric Security (PTY) Ltd., Sequiam East, Inc., and Biometrics Investors, LLC.[1]

10.12	Subordination Agreement, dated March 30, 2007, by and among Mark Mroczkowski, Nick VandenBrekel and Biometrics Investors, LLC.[1]

10.13	Shareholders Agreement by and among Sequiam Corporation, Biometrics Investors, L.L.C., and such other shareholders of the Company that become a party hereto.[1]

10.14	Waiver and Consent by Series B Preferred Shareholders and Warrant Holders.[1]

10.15	Waiver and Consent by Series A Preferred Warrant Holders.[1]

31.1	Certification of Chief Executive Officer Pursuant To 15d-14.*

31.2	Certification of Chief Financial Officer Pursuant To 15d-14.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

[1]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: May 18, 2007

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: May 18, 2007

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)