Form 10QSB
period 2007-06-30
SEQUIAM CORP
filed 2007-08-20
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 17, 2007 was 89,360,071.

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

 For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis or Plan of Operation,” in this Report, and the following sections of our Annual Report on Form 10-KSB for the year ended December 31, 2006: (a) “Risk Factors” in Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and (b) “Introduction” in Item 6, “Management’s Discussion and Analysis or Plan of Operation.”  However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash	$92,520	$54,161
Receivables, net	176,869	836,715
Inventory	772,571	766,969
Prepaid expenses	34,667	-
Total current assets	1,076,627	1,657,845
Property and equipment, net	879,871	919,909
Intellectual properties, net	435,302	559,927
Goodwill	154,103	-
Product development costs	442,333	364,117
Loan costs, net	173,206	-
Advance receivable	172,000	140,000
Investment in joint venture	51,848	60,000
Deposits and other assets	33,579	16,264
Total assets	$3,418,869	$3,718,062

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$622,147	$1,190,380
Accrued expenses	520,079	1,274,324
Dividends payable	114,852	179,808
Customer deposits	28,034	112,500
Deferred revenue	24,500	31,500
Deferred rents	34,283	35,917
Current portion of long-term debt	454,649	3,512,188
Loans from shareholders	658,923	682,997
Total current liabilities	2,457,467	7,019,614

Long-term debt	4,478,967	1,191,079
Total liabilities	6,936,434	8,210,693

Minority interest in subsidiary	14,579	-

Shareholders’ deficit:
Preferred shares	2	3
Common shares	87,743	82,281
Additional paid-in capital	21,783,118	18,493,022
Accumulated deficit	(25,428,347)	(23,080,135)
Accumulated other comprehensive income	25,340	12,198
Total shareholders’ deficit	(3,532,144)	(4,492,631)
Total liabilities and shareholders’ deficit	$3,418,869	$3,718,062

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Product sales	$ 466,214	$ 103,993	$ 1,157,118	$ 210,194
Services – Engineering	290,938	-	290,938	-
Services - Other	15,593	16,973	32,302	57,711
Other	-	-	112,500	-

Total revenues	772,745	120,966	1,592,858	267,905

Costs and expenses:
Cost of product sales	383,864	138,149	1,071,736	258,159
Cost of services – engineering	38,160	-	38,160	-
Cost of services – other	24,885	28,425	52,117	55,071
Selling, general and administrative	973,938	1,278,177	1,855,104	2,003,858
Gain on sale of equipment	-	(5,000)	-	(5,000)
Gain on restructuring of debt	-	-	-	(13,055)
Loss on settlement of lawsuit	-	200,000	-	200,000
	1,420,847	1,639,751	3,017,117	2,499,033

Loss from operations	(648,102)	(1,518,785)	(1,424,259)	(2,231,128)

Interest expense	(560,463)	(1,127,156)	(938,722)	(1,473,085)

Loss before minority interest in net (income) loss of subsidiary
and equity in net loss of unconsolidated joint venture	(1,208,565)	(2,645,941)	(2,362,981)	(3,704,213)

Minority interest in net (income) loss of subsidiary	(14,579)	-	22,921	-
Equity in net loss of unconsolidated joint venture	(8,152)	-	(8,152)	-

Net loss	(1,231,296)	(2,645,941)	(2,348,212)	(3,704,213)

Preferred stock dividends	(68,559)	(34,247)	(140,122)	(34,247)

Net loss applicable to common shareholders	$(1,299,855)	$(2,680,188)	$(2,488,334)	$(3,738,460)
Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.06)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	85,163,949	70,231,677	83,857,099	67,360,947

See accompanying notes to condensed consolidated financial statements

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,348,212)	$(3,704,213)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	278,002	256,625
Accretion of debt discount	502,454	851,187
Amortization of loan costs	23,619	139,121
Amortization of product development costs	49,329	-
Gain on sale of equipment	-	(5,000)
Gain on restructuring of debt	-	(13,055)
Issuance of common stock in exchange for services and interest	171,000	254,128
Issuance of common stock in exchange for salaries	-	282,269
Issuance of stock options to employees	34,247	29,779
Minority interest in net loss of subsidiary	(22,921)	-
Equity in net loss of unconsolidated joint venture	8,152	-
(Increase) decrease in receivables	581,860	(26,723)
Increase in allowance for bad debts	79,230	19,316
(Increase) decrease in inventory	138,894	(508,490)
Increase in prepaid expenses, deposits and other assets	(4,284)	(32,976)
Increase (decrease) in deferred revenue	(7,000)	48,500
Increase (decrease) in accounts payable	(670,901)	153,524
Increase in accrued expenses	55,248	400,192
Decrease in customer deposits	(84,466)	-
Increase (decrease) in deferred rents	(1,634)	321
Net cash used for operating activities	(1,217,383)	(1,855,495)

Cash flows from investing activities:
Proceeds from sale of equipment	-	5,000
Equipment purchases	(34,257)	(11,585)
Cash acquired through acquisition of Sequiam East	89,042	-
Increase in advance receivable	(32,000)	-
Product development costs capitalized	(127,545)	(133,570)
Net cash used for investing activities	(104,760)	(140,155)

Cash flows from financing activities:
Repayment of notes payable	-	(20,000)
Proceeds from long-term debt	1,750,000	-
Repayment of long-term debt	(217,910)	(316,953)
Proceeds from shareholder loans	250,000	-
Repayment of shareholder loans	(274,074)	(648)
Payment of loan costs	(157,752)	-
Proceeds from sale of common stock and exercise of warrants	-	250,000
Proceeds from sale of preferred stock	-	2,962,500
Payment of stock issuance costs	-	(347,181)
Net cash provided by financing activities	1,350,264	2,527,718
Effect of exchange rate changes on cash	10,238	11,335

Net increase in cash	38,359	543,403
Cash, beginning of period	54,161	763,197
Cash, end of period	$92,520	$1,306,600
See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six months ended June 30,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$176,803	$174,468

Supplemental disclosures of non-cash investing and financing activities:

Series B preferred stock dividend declared and unpaid at end of period	$114,852	$34,247
Common shares issued upon conversion of mandatorily redeemable cumulative convertible preferred stock	-	719,000
Common shares issued for payment of accrued shareholders’ salaries	-	1,539,792
Beneficial conversion feature of preferred stock	-	1,295,112
Refinance long-term debt	3,275,000	-
Original issue discount on long-term debt	2,797,855	-
Refinance accrued expenses as long-term debt	725,000	-
Acquisition of Sequiam East, Inc.	150,000	-
Loan costs unpaid at end of period	39,073	-
Common shares issued for payment of Series B preferred stock dividend	205,078	-
Common shares issued upon conversion of Series B preferred stock	2,867	-
Common shares issued for payment of long-term debt	127,500	-

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

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception, which have caused an accumulated deficit of approximately $25,428,000 as of June 30, 2007. In addition, the Company has a working capital deficit of approximately $1,381,000 as of June 30, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of June 30, 2007, the Company had 135,270,279 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Principles of Consolidation

The consolidated financial statements include the accounts of the Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Accounting for Stock-Based Compensation

At June 30, 2007, the Company has two stock-based compensation plans (the “Plans”) which are described more fully in Note 9.

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

           As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net losses for the six months ended June 30, 2007 and 2006 were $34,247 and $29,779 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net losses per common share for the periods ended June 30, 2007 and 2006 would have remained $0.03 and $0.06, respectively, if the Company had not adopted Statement 123(R). Also, there was no change in cash used in operating activities and cash provided by financing activities as a result of adopting Statement 123(R).

Note 3 – Business Combination

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

Sequiam’s results of operations for the period ended June 30, 2007 include six months of operations for Magstone.

The Company acquired Magstone because it believes they have a talented staff of engineers and programmers who will work well with its development team in the United States.  The Company believes the acquisition allowed it to significantly and effectively increase its professional staff at a substantial cost savings from comparable United States based staffing.  Additionally, the Company believes the management of Magstone is very adept at sourcing reliable manufacturing in China for the Company’s products and at developing new business opportunities in Asia.  Based upon the foregoing, the Company negotiated a purchase price for Magstone that exceeded the Company’s net assets by $154,103, which has been recorded as goodwill within the Company’s Safety and Security segment. For income tax purposes, the goodwill is amortized over a 15-year period, beginning January 2007, using the straight-line method.

The following unaudited pro forma condensed consolidated statement of operations for the three and six months ended June 30, 2006 assumes the acquisition of Magstone occurred as of January 1, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenues	$ 120,966	$ 267,905

Net loss	$ 2,652,941	$ 3,731,213

Basic and diluted net loss per common share	$ (0.04)	$ (0.06)

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

Note 4 – Inventory

Inventory consists of the following at:

	June 30,2007	December 31, 2006
Raw materials	$357,003	$370,219
Work in process	62,750	127,512
Finished goods	365,042	269,238
Reserve for obsolete inventory	(12,224)	-
	$772,571	$766,969

Note 5 – Long-Term Debt

Refinancing

On March 30, 2007, the Company closed a debt transaction (the “Financing”) with Biometrics Investors, LLC (“Biometrics”). Pursuant to the Financing, the Company amended and restated that Second Amended, Restated and Consolidated Senior Secured Term Note, dated November 1, 2005, made to Lee Harrison Corbin, Attorney In Fact for the Trust under the Will of John Svenningsen, in the original principal amount plus interest and penalties of $3,965,119 (the “Original Note”), which was transferred to Biometrics, to provide for $2,500,000 of additional funding subject to the satisfaction of certain conditions (“Term Loan A”). The aggregate principal amount of Term Loan A (which includes $3,965,119 from the Original Note) is $6,500,000.  In connection with this financing, Biometrics provided the Company with written notice that the Company was no longer in default of the Original Note as previously reported on the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 14, 2007.

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

The $6,500,000 promissory note issued to Biometrics has a term of two years. Interest shall be payable monthly in arrears commencing on May 1, 2007, and on the first day of each consecutive calendar month thereafter at a rate of 12% per annum.  The outstanding principal balance under this note, which is $5,750,000 as of June 30, 2007, is payable on April 15, 2009 and it is collateralized by all of the Company’s assets.

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

On June 18, 2007 the Company received a written notice (the “Notice”) from Biometrics that the Company violated the Subordination Agreement, dated March 30, 2007, by and among Mark Mroczkowski, Nick VandenBrekel and Biometrics (the “Subordination Agreement”) as a result of paying a debt owed to Mr. VandenBrekel that was classified as a “Junior Liability”. According to the Notice, the Company’s violation of the Subordination Agreement constituted an event of default under Section 14(b) of the Loan Agreement, unless cured by the Company within the 30 days curative period following the date of the Notice. The Subordination Agreement was entered into simultaneously with the Loan Agreement. The total amount borrowed from Biometrics is currently $5,750,000 (the “Liabilities”). If the Company fails to cure the default set forth in the Notice, then Biometrics may (a) accelerate payment of the Liabilities and immediately demand payment in the amount of $5,750,000 plus accrued interest and (b) foreclose on substantially all of the assets of the Company.

On June 21, 2007, the Company received an additional written notice (the “Additional Notice”) from Biometrics stating that Biometrics will refrain from enforcing its rights under the Agreement with respect to the defaults that were identified in the Notice for so long as Mr. VandenBrekel is in full compliance with the terms of the agreement described below.

On June 20, 2007, Nick VandenBrekel and Biometrics entered into an Agreement (the “Agreement”) which provides that Mr. VandenBrekel will purchase 100% of Biometrics for a purchase price equal to Biometrics’ out of pocket investment plus accrued interest, all transaction costs, and all expenses incurred by Biometrics related to its investment in the Company (the “Purchase Price”). The Agreement also stated that closing is to be no later than August 20, 2007 (the “Closing Date”) and that from June 20, 2007 until the Closing Date, Mr. VandenBrekel will provide 100% of the working capital needed by the Company as determined by Biometrics (see Note 7). The Company is not a party to this Agreement.

If Mr. VandenBrekel fails to fully fund the Purchase Price on or before the Closing Date or fails to provide the working capital required by the Company from June 20, 2007 to the Closing Date, then Mr. VandenBrekel will resign his current role and agree to serve the Company in any capacity that Biometrics requires for two years at a fixed salary of $200,000 per annum. Additionally, Mr. VandenBrekel will assign to Biometrics the five million stock options granted to him by the Company and eleven million common shares of the Company owned by him. The common shares will be held in escrow and may be returned to Mr. VandenBrekel at the sole discretion of Biometrics at the end of the two-year service period. See Note 13 - Subsequent Events for additional disclosure regarding this matter.

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

Magstone Innovation, Inc.

As part of the acquisition of Magstone discussed in Note 2, the Company issued and delivered to Shixiong Chen an Installment Note Payable in the amount of $150,000 bearing interest at eight percent per annum, payable in three quarterly installments of $50,000 beginning April 1, 2007. The Company has not yet made any of these installment payments. The note is collateralized by the Purchase Shares. As part of the acquisition of Magstone, the Company also assumed Magstone’s debt to: a)  ETI Hong Kong for $184,964 which did not bear interest, was unsecured and was paid in full during the six months ended June 30, 2007; and b) Sichuan Foreign Trade for $64,100 which does not bear interest, is unsecured and is due by December 31, 2007.

The preceding information is summarized as follows at June 30, 2007:

	Face Amount	Debt Discount	Carrying Amount
Included in Long-term debt:
Biometrics Investors, LLC	$ 5,750,000	$ (2,462,112)	$ 3,287,888
Shixiong Chen	150,000	-	150,000
Sichuan Foreign Trade	65,750	-	65,750
EastGroup Properties, LP	1,429,978	-	1,429,978
Total	7,395,728	(2,462,112)	4,933,616
Less Current Portion	(454,649)	-	(454,649)
	$ 6,941,079	$ (2,462,112)	$ 4,478,967

Note 6 – Accrued Expenses

Accrued expenses consist of the following at:

	June 30,2007	December 31, 2006
Interest	$62,574	$551,510
Payroll and payroll taxes	301,291	216,771
Inventory purchases	6,912	278,159
Other	149,302	227,884
	$520,079	$1,274,324

Note 7 – Loans from Shareholders

On June 29, 2007, Nicholas VandenBrekel, the President and Chief Executive Officer and shareholder of the Company, loaned the Company $250,000.  The loan bears interest at 12% and is payable upon demand. At June 30, 2007, the outstanding balance was $250,000. See Note 13 - Subsequent Events for additional activity that occurred subsequent to June 30, 2007.

Note 8 - Capital Stock

During the six months ended June 30, 2007, the Company issued (a) 322,581 of its common shares in exchange for $100,000, which was received during 2006; (b) 684,000 of its common shares in exchange for services with a value of $171,000; (c) 178,000 of its common shares as final payment of the Company’s note payable to Aregee Investments No. 105; (d) 2,866,667 of its common shares as a result of elections made by holders of the Company’s Series B preferred stock to convert shares of the Company’s Series B preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share; and (e) 1,410,294 of its common shares to the holders of the Company’s Series B preferred stock as payment of the 10% cumulative dividend payable. All issuances were made pursuant to Section 4(2) or 3(a)(9)of the Securities Act of 1933, as amended.

Note 9 - Stock Incentive Plans

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan (the “Plans”). These Plans are intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the common stock subject to certain restrictions.   The maximum number of shares of the common stock that may be issued pursuant to the Plans shall be 14,000,000 and 1,000,000, respectively at June 30, 2007.

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

As of June 30, 2007, no Stock Options and 250,000 shares of common stock had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan.

A summary of Stock Option activity under the 2003 Employee Stock Incentive Plan as of June 30, 2007, and changes during the period then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	10,357,500	$0.234
Granted	1,500,000	$0.200
Outstanding at June 30, 2007	11,857,500	$0.229	6.6	-0-

Vested or expected to vest at June 30, 2007	11,857,500	$0.229	6.6	-0-

Exercisable at June 30, 2007	10,190,834	$0.234	6.2	-0-

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

A summary of the status of the Company’s nonvested Stock Options granted under the 2003 Employee Stock Incentive Plan as of June 30, 2007, and changes during the period ended June 30, 2007 is presented below:

Nonvested options	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	358,333	$0.179
Granted	1,500,000	$0.194
Vested	(191,667)	$0.179
Nonvested at June 30, 2007	1,666,666	$0.192

 As of June 30, 2007, there was $320,209 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.5 years.

As of June 30, 2007, no common stock had been granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

Note 10 – Related Party Transactions

JWR Innovative Enterprises Ltd. (“JWR”) is an importer owned by Shixiong Chen, President and Chief Executive Officer of Sequiam East, Inc., a subsidiary of the Company. Sequiam East provides manufacturing services and sells products to Sequiam Biometrics, Inc., a subsidiary of the Company, and uses JWR for import services. JWR charges import related fees and makes profits that are competitive in the industry. JWR’s total import related fees charged and profits made related to transactions involving Sequiam East and Sequiam Biometrics during the six months ended June 30, 2007 were $47,649.

See Notes 7 and 13 for additional related party transactions.

Note 11 – Commitments and Contingencies

On May 16, 2007, Sequiam Biometrics, Inc. (“SBI”), a wholly-owned subsidiary of the Company, and Kwikset Corporation (“Kwikset”) amended that certain Cooperative Development and Supply Agreement dated as of September 13, 2005 (the “Agreement”).  The amended agreement (the “Amendment”) provides for: (a) current payments to SBI for non-recurring engineering costs and test equipment; and (b) a fixed royalty payment to SBI for the BioLock product over a royalty term that begins June 1, 2007 and is extended to May 31, 2012. The Amendment also grants SBI full reseller privileges for the BioLock  product based on terms and conditions set by Kwikset.

Kwikset and Sequiam further agreed to conduct a two phase cost reduction project for the BioLock. Kwikset agreed to pay SBI 50% of the Phase 1 cost savings achieved for a period of twelve months following the first delivery of the cost reduced product. Kwikset also agreed to pay Sequiam 50% of the Phase 2 incremental cost savings achieved for a period of twelve months following the first delivery of the phase 2 cost reduced product. Sequiam may also sell its proprietary technology to Kwikset for use in future versions of the BioLock product.

The Amendment removes a development project called BioSystems from the Agreement so that it, and all future projects contemplated by SBI and Kwikset will be governed by separate agreements. SBI also agreed to deliver to Kwikset all information necessary for the manufacture of the BioLock product exclusive of trade secrets and source code, which remain SBI’s property.

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

The table below presents certain financial information by business segment for the quarter ended June 30, 2007.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$757,152	$15,593	$772,745	-	$772,745
Interest expense	(4,529)	-	(4,529)	(555,934)	(560,463)
Depreciation and amortization	(82,753)	(14,611)	(97,364)	(42,822)	(140,186)
Segment loss	(112,145)	(132,268)	(244,413)	(986,883)	(1,231,296)
Segment assets (1)	2,443,227	58,522	2,501,749	917,120	3,418,869

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the six months ended June 30, 2007.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$1,560,556	$32,302	$1,592,858	-	$1,592,858
Interest expense	(7,272)	-	(7,272)	(931,450)	(938,722)
Depreciation and amortization	(161,769)	(30,625)	(192,394)	(85,608)	(278,002)
Segment loss	(365,544)	(183,226)	(548,770)	(1,799,442)	(2,348,212)

The table below presents certain financial information by business segment for the quarter ended June 30, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$103,993	$16,973	$120,966	-	$120,966
Interest expense	-	(753)	(753)	(1,126,403)	(1,127,156)
Depreciation and amortization	(69,983)	(16,127)	(86,110)	(42,387)	(128,497)
Segment loss	(326,163)	(69,664)	(395,827)	(2,250,114)	(2,645,941)
Segment assets (1)	1,924,371	366,206	2,290,577	2,044,530	4,335,107

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the six months ended June 30, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$210,194	$57,711	$267,905	-	$267,905
Interest expense	-	(2,256)	(2,256)	(1,470,829)	(1,473,085)
Depreciation and amortization	(139,879)	(32,086)	(171,965)	(84,660)	(256,625)
Segment loss	(625,224)	(98,695)	(723,919)	(2,980,294)	(3,704,213)

Note 13 – Subsequent Events

Subsequent to June 30, 2007, Nicholas VandenBrekel, the President and Chief Executive Officer of the Company, loaned the Company a total of $500,000, via two separate loans of $250,000 each. These loans bear interest at 12% and are payable upon demand.

On August 15, 2007, Nicholas VandenBrekel, the President and Chief Executive Officer of the Company, acquired 100% of Biometrics Investors, LLC (“Biometrics”), the Company’s primary lender discussed in Note 5. Immediately subsequent to the acquisition of Biometrics by Mr. VandenBrekel, he sold it to an unrelated third party. Concurrent with the acquisition Biometrics: (a) waived the event of default discussed in Note 5, (b) modified the loan agreement with the Company to waive the requirement for bank account control agreements and (c) modified the loan agreement with the Company to provide that no interest shall accrue on the indebtedness evidenced by Term Loan A for the period commencing August 15, 2007 through the date of repayment.

On August 16, 2007, the Company, through its subsidiary Sequiam Sports, Inc., entered into that certain First Lease Amendment (the “Amendment”) to that certain Lease Agreement (the “Agreement”) made April 29, 2004, with EastGroup Properties, L.P. (the “Lessor”) which amends 24,085 square feet of the Company’s office space in Orlando, Florida (the “Original Space”).

The Amendment reduced the leased space from the Original Space to 12,934 square feet and extended the term of the current lease for a period of 28 months from July 1, 2010 through October 31, 2012. The Amendment also revised the rent schedule as follows:

Term	Monthly Rent
November 1, 2007 to October 31, 2008	$9,431.04
November 1, 2008 to October 31, 2009	$9,808.28
November 1, 2009 to October 31, 2010	$10,200.61
November 1, 2010 to October 31, 2011	$10,608.64
November 1, 2011 to October 31, 2012	$11,032.98

The Amendment further provided that the Lessor shall perform and be responsible for the cost of all construction in the Company’s leased premises to accommodate reduction of the Original Space. The contingency conditions set forth in Section 6 of the Amendment have been met as they relate to the lease terms defined in the Amendment.

The Company had previously made that certain Promissory Note (the “Note”) dated July 1, 2004 in the principal amount of $1,600.000 for the benefit of the Lessor for deferred rent and tenant improvements. The current balance of the Note is $1,429,978. Pursuant to Section 5 of the Amendment, the Lessor has agreed to accept $275,000 in full satisfaction of all amounts due under the Note if the Company pays such amount on or before November 1, 2007. The contingency conditions set forth in Section 6 of the Amendment have been waived, as they relate to the $275,000 repayment, in the Side Letter Agreement between the Company and Lessor dated August 15, 2007.

If the Company fails to pay the $275,000 to the Lessor on or before November 1, 2007 then monthly payments of combined principal and interest shall be due and payable beginning November 1, 2007 and continuing on the first day of each successive month thereafter in the amount of $6,071 until the current principal balance of the Note has been paid in full.

Pursuant to the Amendment, any default under the terms of the Note shall automatically constitute a default under the Agreement and Amendment. Likewise, any default under the terms of the Agreement or Amendment shall automatically constitute a default under the Note.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

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

Since inception, we have invested heavily in research and development and have not yet achieved profitability.  Our revenue has grown from $0.3 million during the six months ended June 30, 2006 to $1.6 million during the six months ended June 30, 2007 driven primarily by demand in the biometrics product market.  We expect sales of our products for use in the biometrics product market to continue to represent a substantial portion of our revenue in the foreseeable future.

            We primarily sell our products to original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, or contract manufacturers.  Our customers’ products are complex and require significant time to define, design and ramp to volume production.  Our sales cycle begins with our marketing and sales staff and application engineers engaging with our customers’ system designers and management, which is typically a multi-month, or even multi-year, process.  If we are successful, a customer will decide to incorporate our solution in its product.  Because the sales cycles for our products are long, we incur expenses to develop and sell our products well in advance of generating revenue, if any, from those expenditures. We do not have long-term purchase commitments from any of our customers, as sales of our products are generally made under individual purchase orders. We have experienced revenue growth due to an increase in the number of our products offered and an expansion of our customer base.

For the six month periods ended June 30, 2007 and 2006, our revenues were derived from three sources: (i) the sale and licensing of our biometric and software products; (ii) consulting, custom software and web development services; and (iii) Internet access and web hosting services. Biometric and Software product and licensing revenue are recognized when all of the following criteria have been met: (a) there is an executed license agreement, for licensing revenue, and the technology, software or product has been delivered to the customer, (b) the sale amount is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable.  Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed.  Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from customers in advance of amounts earned is deferred and recorded as a liability.

The following table shows the proportion of total revenues by segment in the six month periods ended June 30, 2007 and 2006.

Period	Safety and Security	Information Management	Total
Six Months ended June 30, 2007	$1,560,556	$32,302	$1,592,858
Six Months ended June 30, 2006	$210,194	$57,711	$267,905

Results of Operations

The following table sets forth information regarding our financial results for the three and six months ended June 30, 2007 and June 30, 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Product sales	$466,214	$103,993	348%	$1,157,118	$210,194	451%
Services revenue – Engineering	290,938	-	-	290,938	-	-
Services revenue – Other	15,593	16,973	(8) %	32,302	57,711	(44) %
Other revenue	-	-	-	112,500	-	-
Cost of product sales	(383,864)	(138,149)	178%	(1,071,736)	(258,159)	315%
Cost of services revenue - Engineering	(38,160)	-	-	(38,160)	-	-
Costs of services revenue – Other	(24,885)	(28,425)	(12) %	(52,117)	(55,071)	(5) %
Selling, general and administrative	(973,938)	(1,278,177)	(24) %	(1,855,104)	(2,003,858)	(7) %
Other gains (losses)	-	(195,000)	-	-	(181,945)	-
Interest expense	(560,463)	(1,127,156)	(50) %	(938,722)	(1,473,085)	(36) %
Minority interest	(14,579)	-	-	22,921	-	-
Equity in net loss of unconsolidated joint venture	(8,152)	-	-	(8,152)	-	-
Net loss	$(1,231,296)	$(2,645,941)	(53) %	$(2,348,212)	$(3,704,213)	(37) %

Quarter Ended June 30, 2007 compared to Quarter Ended June 30, 2006. Unless otherwise noted, references to 2007 represent the three-month period ended June 30, 2007 and references to 2006 represent the three-month period ended June 30, 2006

Product Sales and Cost of Product Sales (Safety and Security Segment)

The following table sets forth information regarding product sales and cost of product sales, which consists of product costs, depreciation and amortization and other product related costs, for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006	% Change
Product sales	$466,214	$103,993	348%
Product costs	249,803	65,820	280%
Gross margin	216,411	38,173	467%
Depreciation and amortization	82,373	70,032	18%
Other product related costs	51,688	2,297	2,150%
Gross profit (loss)	$82,350	$(34,156)	-

Product sales increased by $362,221 or 348% to $466,214 in 2007 from $103,993 in 2006. This increase was due to our BioVault™ and BioLock products coming to market during the last six months of 2006. Sales of the BioVault™, BioLock, and related components and accessories during 2007 were $317,752 compared to 2006 sales of the prior version of the BioVault™ and BioLock components of $7,650. The increase in product sales during 2007 was also a result of an increase in sales from Constellation Biometrics Corporation from $79,710 in 2006 to $137,655 in 2007, an increase of $57,945 or 73%. Constellation’s sales consist primarily of sales of biometric products other than the BioVault™ and BioLock to customers in South Africa. We believe that Constellation’s sales increased as a result of business improvements made by the new management team that was put in place subsequent to the acquisition of Constellation in May 2005.

Gross margin increased to $216,411 in 2007 compared to $38,173 in 2006, an increase of $178,238. This increase was a result of the increase in product sales during 2007. Gross margin as a percentage of product sales increased to 46% in 2007 compared to 37% in 2006. This increase was a result of (a) the significant increase in sales of the BioVault™, BioLock, and related components and accessories during 2007 and (b) an improvement in the gross margin on sales by Constellation that resulted primarily from an increase in sales prices. We plan to reduce the costs to produce the BioVault™ and BioLock, and thus increase each item’s gross margin, by reengineering these products. The increase in other product related costs during 2007 was a result of the significant increase in sales of the BioVault™, BioLock, and related components and accessories.

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

We believe that the following developments will have a positive impact on our future revenues:


On May 16, 2007, Sequiam Biometrics, Inc. or Sequiam Biometrics, one of our wholly-owned subsidiaries,, and Kwikset Corporation, a subsidiary of The Black and Decker Corporation, amended that certain Cooperative Development and Supply Agreement dated as of September 13, 2005. The amended agreement provides for: (a) current payments to us for non-recurring engineering costs and test equipment; and (b) a fixed royalty payment to us for the BioLock product over a royalty term that began June 1, 2007 and is extended to May 31, 2012. The amended agreement also grants us full reseller privileges for the BioLock product based on terms and conditions set by Kwikset. Kwikset and Sequiam also further agreed to conduct a two phase cost reduction project for the BioLock product. Kwikset agreed to pay us 50% of the Phase 1 cost savings achieved for a period of twelve months following the first delivery of the cost reduced product. Kwikset also agreed to pay us 50% of the Phase 2 incremental cost savings achieved for a period of twelve months following the first delivery of the phase 2 cost reduced product. We may also sell our proprietary technology to Kwikset for use in future versions of the BioLock product.

	On May 7, 2007, we announced we signed an alliance agreement with a global Fortune 100 corporation in the electronics industry.


On April 27, 2006, Sequiam Biometrics entered into a Joint Venture Agreement with Changjiang Computer Group Corporation and Magstone Innovation, Inc. The Chinese and English names of the joint venture are Shanghai Changjiang Intelligence Information Technology, LTD, and New Era Biometrics, Ltd., respectively. The joint venture is headquartered in Shanghai. The purpose of the joint venture agreement is to develop and market biometric and other information technology products and applications in China and other regions and to support Sequiam Biometrics by providing research and development for new products. The joint venture agreement grants Sequiam Biometrics exclusive rights to distribute those products in North America, Europe and Africa.


On April 23, 2007, we announced we added our 200th reseller location. The majority of these sales locations were added within the 60 days prior to April 23, 2007 as a result of the recent expansion of our sales and business development department.


Effective April 15, 2006, Sequiam Biometrics entered into an Exclusive Distribution and Manufacturing Agreement with CJCC (China Jiangsu Construction Corporation). The purpose of this agreement is to provide the conditions and terms for the distribution of certain biometric products and services of Sequiam Biometrics, including a biometric personal digital assistant. The term of this agreement is five years and may be renewed for additional 24-month terms unless either party provides the other with written notice of termination at least 90 days prior to the expiration of the then current term.


Effective April 10, 2006, Sequiam Biometrics entered into an Exclusive License Agreement with Tacoma Technology, Inc. The purpose of this agreement is to provide the conditions and terms for the manufacturing and distribution of certain biometric products of Tacoma, including all of Tacoma’s biometric sensor modules. The term of this agreement is six years and may be automatically renewed for additional 24-month terms unless either party provides the other with 30-days prior notice of its desire not to renew.

As a result of these developments, we expect that revenues from our Safety and Security segment will continue to increase during 2007 and thereafter as we continue to focus our efforts on our biometric products.

Services Revenue – Engineering and Cost of Services Revenue – Engineering (Safety and Security Segment)

Services revenue – Engineering was $290,938 during 2007. There was no Services revenue – Engineering during 2006. The revenue earned during 2007 was for non-recurring engineering work performed on the BioLock product for Kwikset Corporation. Cost of services revenue – Engineering was $38,160 during 2007 and represented the time incurred by our employees to perform the non-recurring engineering work on the BioLock product.

Services Revenue - Other and Cost of Services Revenue - Other (Information Management Segment)

Services revenue - Other decreased slightly to $15,593 in 2007 from $16,973 in 2006, a decrease of $1,380 or 8%. This decrease was a result of our continued focus on developing our Safety and Security segment and our portfolio of biometric products. Cost of services revenue - Other also decreased to $24,885 in 2007 from $28,425 in 2006, a decrease of $3,540 or 12%.

Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $973,938 in 2007 and $1,278,177 in 2006, a decrease of $304,239 or 24%. The decrease was attributed to: (a) a decrease in payroll expense of $247,176; (b) a decrease in legal fees of $128,861; and (c) a decrease in consulting fees of $91,955. The overall decrease was partially offset by 2007 non-payroll related expenses of $79,796 incurred by Sequiam East, Inc, whom we acquired in January 2007 and an increase in bad debt expense of $61,659.

Our total payroll included in selling, general and administrative expenses was $326,353 for 2007 and $573,529 for 2006, a decrease of $247,176 or 43%. This decrease was due to $282,269 of payroll expense recognized during 2006 as a result of issuing shares of our common stock to our CEO and CFO in order to pay salaries due to them. The overall decrease was partially offset by the hiring of additional employees in our Safety and Security segment during and subsequent to the three months ended June 30, 2006, including employees of Sequiam East, Inc., whom we acquired during January 2007.

Other Gains (Losses)

During 2006 we recognized a loss on settlement of a lawsuit of $200,000. On July 13, 2006, we reached an agreement with Chapman Spira & Carson, LLC to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment. The agreement to settle the dispute required us to deliver a cash payment to Chapman of $200,000. This cash payment was made in July 2006. This loss was partially offset by a gain on sale of equipment of $5,000.

Interest Expense

Interest expense was $560,463 in 2007 and $1,127,156 in 2006, a decrease of $566,693 or 50%. The decrease was due to a non-cash charge of $224,386 that resulted from the issuance of 7,056,712 shares of our common stock to our CEO and CFO during 2006 that served as payment of accrued salaries and interest due to them and a non-cash charge of $101,970 that resulted from an amendment to a promissory note that modified the terms of warrants granted under the original promissory note. The decrease was also a result of a decrease in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock.

Minority Interest

Minority interest of $14,579 in 2007 relates to the 20% ownership interest in Sequiam East, Inc. that is not held by us.

Equity in Net Loss of Unconsolidated Joint Venture

  Equity in net loss of unconsolidated joint venture of $8,152 in 2007 represents our portion of the net loss of New Era Biometrics, Ltd., a joint venture in which we have a 30% ownership interest.

Net Losses

We incurred net losses of $1,231,296 in 2007 and $2,645,941 in 2006, a decrease of $1,414,645 or 53%. The decrease was primarily due to: (a) a $371,444 improvement in revenues and cost of revenues; (b) a  $304,239 decrease in selling, general and administrative expenses; (c) a $195,000 decrease in other losses and; (d) a $566,693 decrease in interest expense.

 We expect to incur additional net losses through the last six months of 2007 as our biometric products continue to be developed and marketed. Our overall cash flow has improved during the second quarter of 2007 primarily as a result of the financing with Biometrics Investors, LLC.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006.  Unless otherwise noted, references to 2007 represent the six-month period ended June 30, 2007 and references to 2006 represent the six-month period ended June 30, 2006.

Product Sales and Cost of Product Sales (Safety and Security Segment)

The following table sets forth information regarding product sales and cost of product sales, which consists of product costs, depreciation and amortization and other product related costs, for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006	% Change
Product sales	$1,157,118	$210,194	451%
Product costs	820,446	114,248	618%
Gross margin	336,672	95,946	251%
Depreciation and amortization	161,769	139,879	16%
Other product related costs	89,521	4,032	2,120%
Gross profit (loss)	$85,382	$(47,965)	-

Product sales increased by $946,924 or 451% to $1,157,118 in 2007 from $210,194 in 2006. This increase was due to our BioVault™ and BioLock products coming to market during the last six months of 2006. Sales of the BioVault™, BioLock, and related components and accessories during 2007 were $833,274 compared to 2006 sales of the prior version of the BioVault™ and BioLock components of $9,945. The increase in product sales during 2007 was also a result of an increase in sales from Constellation Biometrics Corporation from $179,960 in 2006 to $303,229 in 2007, an increase of $123,269 or 68%. Constellation’s sales consist primarily of sales of biometric products other than the BioVault™ and BioLock to customers in South Africa. We believe that Constellation’s sales increased as a result of improvements made by the new management team that was put in place subsequent to the acquisition of Constellation in May 2005.

Gross margin increased to $336,672 in 2007 compared to $95,946 in 2006, an increase of $240,726. This increase was a result of the increase in product sales during 2007. However, gross margin as a percentage of product sales decreased to 29% in 2007 compared to 46% in 2006. This decrease was a result of the significant increase in sales of the BioVault™, BioLock, and related components and accessories during 2007. These items had a lower gross margin than the other biometric products that comprised 2006 product sales. We plan to reduce the costs to produce the BioVault™ and BioLock, and thus increase each item’s gross margin, by reengineering these products. The increase in other product related costs during 2007 was a result of the significant increase in sales of the BioVault™, BioLock, and related components and accessories.

Services Revenue – Engineering and Cost of Services Revenue – Engineering (Safety and Security Segment)

Services revenue – Engineering was $290,938 during 2007. There was no Services revenue – Engineering during 2006. The revenue earned during 2007 was for non-recurring engineering work performed on the BioLock product for Kwikset Corporation. Cost of services revenue – Engineering was $38,160 during 2007 and represented the time incurred by our employees to perform the non-recurring engineering work on the BioLock product.

Services Revenue - Other and Cost of Services Revenue - Other (Information Management Segment)

Services revenue - Other decreased to $32,302 in 2007 from $57,711 in 2006, a decrease of $25,409 or 44%. This decrease was a result of our continued focus on developing our Safety and Security segment and our portfolio of biometric products. Cost of services revenue - Other also decreased to $52,117 in 2007 from $55,071 in 2006, a decrease of $2,954 or 5%.

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

Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $1,855,104 in 2007 and $2,003,858 in 2006, a decrease of $148,754 or 7%. The decrease was attributed to: (a) a decrease in payroll expense of $185,132; (b) a decrease in legal fees of $164,084; and (c) a decrease in consulting fees of $40,640. The overall decrease was partially offset by 2007 non-payroll related expenses of $102,242 incurred by Sequiam East, Inc, whom we acquired in January 2007, an increase in research and development expenses of $75,715 and an increase in bad debt expense of $59,632.

Our total payroll included in selling, general and administrative expenses was $697,493 for 2007 and $882,625 for 2006, a decrease of $185,132 or 21%. This decrease was due to $282,269 of payroll expense recognized during 2006 as a result of issuing shares of our common stock to our CEO and CFO in order to pay salaries due to them. The overall decrease was partially offset by the hiring of additional employees in our Safety and Security segment during and subsequent to the six months ended June 30, 2006, including employees of Sequiam East, Inc., whom we acquired during January 2007.

Other Gains (Losses)

During 2006 we recognized a loss on settlement of a lawsuit of $200,000. On July 13, 2006, we reached an agreement with Chapman Spira & Carson, LLC to settle the complaint filed by Chapman on or about September 28, 2005 in United States District Court for the Southern District of New York in which Chapman asserted claims for breach of contract and unjust enrichment. The agreement to settle the dispute required us to deliver a cash payment to Chapman of $200,000. This cash payment was made in July 2006. During 2006 we also recognized gains on the restructuring of debt of $13,055 and on the sale of equipment of $5,000.

Interest Expense

Interest expense was $938,722 in 2007 and $1,473,085 in 2006, a decrease of $534,363 or 36%. The decrease was due to a non-cash charge of $224,386 that resulted from the issuance of 7,056,712 shares of our common stock to our CEO and CFO during 2006 that served as payment of accrued salaries and interest due to them and a non-cash charge of $101,970 that resulted from an amendment to a promissory note that modified the terms of warrants granted under the original promissory note. The decrease was also a result of a decrease in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock.

Minority Interest

Minority interest of $22,921 in 2007 relates to the net loss allocated to the 20% ownership interest in Sequiam East, Inc. that is not held by us.

Equity in Net Loss of Unconsolidated Joint Venture

  Equity in net loss of unconsolidated joint venture of $8,152 in 2007 represents our portion of the net loss of New Era Biometrics, Ltd., a joint venture in which we have a 30% ownership interest.

Net Losses

We incurred net losses of $2,348,212 in 2007 and $3,704,213 in 2006, a decrease of $1,356,001 or 37%. The decrease was primarily due to: (a) a $476,170 improvement in revenues and cost of revenues; (b) a  $148,754 decrease in selling, general and administrative expenses; c) a $181,945 decrease in other losses and; d) a $534,363 decrease in interest expense.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities has historically been for inventory and selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities. Our cash flow has improved during the second quarter of 2007 as a result of our new financing with Biometrics Investors, LLC. We expect our cash flow to continue to improve as a result of (a) this new financing and (b) the sales and licensing of our biometric products.

Operating Activities

Net cash used for operating activities was $1,217,383 for 2007, as a result of the net loss during the period of $2,348,212 and a decrease in accounts payable of $670,901, offset by non-cash expenses of $1,058,651, a decrease in receivables of $581,860 and a decrease in inventory of $138,894.

Investing and Financing Activities

Net cash used for investing activities for 2007 was $104,760, consisting of product development costs of $127,545, equipment purchases of $34,257 and an increase in advance receivable of $32,000, offset by cash acquired through the acquisition of Sequiam East, Inc. of $89,042.

Net cash provided by financing activities for 2007 was $1,350,264, consisting of proceeds from long-term debt and shareholder loans of $1,750,000 and $250,000, respectively, offset by repayment of shareholder loans of $274,074, repayment of long-term debt of $217,910 and payment of loan costs of $157,752.

Current liabilities of $2,457,467 exceed current assets of $1,076,627 by $1,380,840.

 We anticipate sales from our products increasing to a level where they are sufficient enough to sustain our operations. Until that time, we anticipate the new financing with Biometrics Investors, LLC will provide adequate funding.

On March 30, 2007, we closed a debt transaction with Biometrics Investors, LLC or Biometrics. Pursuant to this financing, we amended and restated that Second Amended, Restated and Consolidated Senior Secured Term Note, dated November 1, 2005, made to Lee Harrison Corbin, Attorney In Fact for the Trust under the Will of John Svenningsen, in the original principal amount plus interest of $3,965,119 or the Original Note, which was transferred to Biometrics, to provide for $2,500,000 of additional funding subject to the satisfaction of certain conditions or Term Loan A. The aggregate principal amount of Term Loan A (which includes $3,965,119 from the Original Note”) is $6,500,000.  In connection with this financing, Biometrics provided us with written notice that we were no longer in default of the Original Note as previously reported on the current report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 14, 2007.

Term Loan A

Term Loan A shall be disbursed by Biometrics to us in a series of ten disbursements, each in the amount of $250,000, payable every other week, which shall be disbursed based on our satisfaction of the conditions stated in Paragraphs 4(a) and (b) of that certain Agreement by and between us and Biometrics, dated March 30, 2007, including our issuance to Biometrics of an initial warrant exercisable for 65,719,041 shares of our common stock at an exercise price of $.01 per share. Biometrics, in its sole discretion, may elect to advance Term Loan A in greater amounts or on an accelerated funding schedule.  On March 30, 2007, we issued the initial warrant to Biometrics in accordance with the Agreement.

The $6,500,000 promissory note issued to Biometrics has a term of two years. Interest shall be payable monthly in arrears commencing on May 1, 2007, and on the first day of each consecutive calendar month thereafter at a rate of 12% per annum.  The outstanding principal balance under this note is payable on April 15, 2009 and it is collateralized by all of our assets.

The initial warrant issued to Biometrics is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering the all or part of the shares issuable upon the exercise of the initial warrant. Biometrics has not yet requested us to file a registration statement.

Term Loan B

Subject to the terms and conditions of the Loan Agreement, Biometrics agreed to make a second term loan to us in the principal amount of $5,000,000 or Term Loan B. Term Loan B shall consist of a series of advances not to exceed, in the aggregate, $5,000,000, which shall be disbursed to us based on our satisfaction of the conditions stated in Paragraphs 4(a) and (c) of the Loan Agreement, including the issuance to Biometrics of a warrant exercisable for 39,431,424 shares of our common stock at an exercise price of $.01 per share. We will not issue the additional warrant to Biometrics until such time as we determine that it is in our best interest to borrow additional funds from Biometrics pursuant to Term Loan B.  If any amounts are funded pursuant to Term Loan B, the outstanding principal balance under Term Loan B will be payable on April 15, 2009 and will be collateralized by all of our assets.

This additional warrant is subject to adjustment for stock splits, stock dividends or similar events. Biometrics may request and, if requested, we have agreed to file one or more registration statements with the U.S. Securities and Exchange Commission covering all or part of the shares issuable upon the exercise of this additional warrant. Biometrics has not yet requested us to file a registration statement.

In our opinion, the issuance and sale of the initial warrant, described above, was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) and Regulation D promulgated thereunder. Biometrics is an accredited investor. Biometrics had an opportunity to ask management questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

On June 18, 2007 we received a written notice or Notice from Biometrics that we violated the Subordination Agreement, dated March 30, 2007, by and among Mark Mroczkowski, Nick VandenBrekel and Biometrics as a result of paying a debt owed to Mr. VandenBrekel that was classified as a “Junior Liability”.  According to the Notice, our violation of the Subordination Agreement constituted an event of default under Section 14(b) of the Agreement, unless cured by us within the 30 days curative period following the date of the Notice. The Subordination Agreement was entered into simultaneously with the Agreement. The total amount borrowed from Biometrics is currently $5,750,000. If we fail to cure the default set forth in the Notice, then Biometrics may (a) immediately demand payment in the amount of $5,750,000 plus accrued interest and (b) foreclose on substantially all of our assets.

On June 21, 2007, we received an additional written notice or Additional Notice from Biometrics stating that Biometrics will refrain from enforcing its rights under the Agreement with respect to the defaults that were identified in the Notice for so long as Mr. VandenBrekel is in full compliance with the terms of the agreement described below.

On June 20, 2007, Nick VandenBrekel and Biometrics entered into an agreement  which provides that Mr. VandenBrekel will purchase 100% of Biometrics for a purchase price equal to Biometrics’ out of pocket investment plus accrued interest, all transaction costs, and all expenses incurred by Biometrics related to its investment in us. This agreement also stated that closing is to be no later than August 20, 2007 and  that from June 20, 2007 until closing, Mr. VandenBrekel will provide 100% of the working capital needed by us as determined by Biometrics. We are not a party to this agreement between Mr. VandenBrekel and Biometrics.

If Mr. VandenBrekel fails to consummate the acquisition of Biometrics as described above or fails to provide the working capital required by us from June 20, 2007 until closing, then Mr. VandenBrekel will resign his current role and agree to serve us in any capacity that Biometrics requires for two years at a fixed salary of $200,000 per annum. Additionally, Mr. VandenBrekel will assign to Biometrics the five million stock options granted to him by us and eleven million of our common shares owned by him. The common shares will be held in escrow and may be returned to Mr. VandenBrekel at the sole discretion of Biometrics at the end of the two-year service period. See the Subsequent Events section below for additional discussion regarding this matter.

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

Subsequent Events

On August 15, 2007, Nicholas VandenBrekel, our President and Chief Executive Officer, acquired 100% of Biometrics Investors, LLC or Biometrics, our primary lender discussed above. Immediately subsequent to the acquisition of Biometrics by Mr. VandenBrekel, he sold it to an unrelated third party. Concurrent with the acquisition Biometrics: (a) waived the event of default discussed above, (b) modified the loan agreement with us to waive the requirement for bank account control agreements and (c) modified the loan agreement with us to provide that no interest shall accrue on the indebtedness evidenced by Term Loan A for the period commencing August 15, 2007 through the date of repayment.

On August 16, 2007, we, through our subsidiary Sequiam Sports, Inc., entered into that certain First Lease Amendment or Amendment to that certain Lease Agreement or Agreement made April 29, 2004, with EastGroup Properties, L.P. or Lessor which amends 24,085 square feet of our office space in Orlando, Florida or the Original Space.

The Amendment reduced the leased space from the Original Space to 12,934 square feet and extended the term of the current lease for a period of 28 months from July 1, 2010 through October 31, 2012. The Amendment also revised the rent schedule as follows:

Term	Monthly Rent
November 1, 2007 to October 31, 2008	$9,431.04
November 1, 2008 to October 31, 2009	$9,808.28
November 1, 2009 to October 31, 2010	$10,200.61
November 1, 2010 to October 31, 2011	$10,608.64
November 1, 2011 to October 31, 2012	$11,032.98

The Amendment further provided that the Lessor shall perform and be responsible for the cost of all construction in our leased premises to accommodate reduction of the Original Space. The contingency conditions set forth in Section 6 of the Amendment have been met as they relate to the lease terms defined in the Amendment.

We had previously made that certain Promissory Note, or the Note, dated July 1, 2004 in the principal amount of $1,600.000 for the benefit of the Lessor for deferred rent and tenant improvements. The current balance of the Note is $1,429,978. Pursuant to Section 5 of the Amendment, the Lessor has agreed to accept $275,000 in full satisfaction of all amounts due under the Note if we pay such amount on or before November 1, 2007. The contingency conditions set forth in Section 6 of the Amendment have been waived, as they relate to the $275,000 repayment, in the Side Letter Agreement between us and Lessor dated August 15, 2007.

If we fail to pay the $275,000 to the Lessor on or before November 1, 2007 then monthly payments of combined principal and interest shall be due and payable beginning November 1, 2007 and continuing on the first day of each successive month thereafter in the amount of $6,071 until the current principal balance of the Note has been paid in full.

Pursuant to the Amendment, any default under the terms of the Note shall automatically constitute a default under the Agreement and Amendment. Likewise, any default under the terms of the Agreement or Amendment shall automatically constitute a default under the Note.

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

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at June 30, 2007.

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

PART II: OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, the following activity occurred related to the Company’s capital stock:

The Company issued 178,000 of its common shares as final payment of the Company’s note payable to Aregee Investments No. 105. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Company issued 2,866,667 of its common shares as a result of elections made by holders of the Company’s Series B preferred stock to convert shares of the Company’s Series B preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share. These shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

The Company issued 1,410,294 of its common shares to the holders of the Company’s Series B preferred stock as payment of the 10% cumulative dividend payable. These shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1
Amendment to the Cooperative Development and Supply Agreement between Sequiam Biometrics, Inc. and Kwikset Corporation effective May 16, 2007 (Portions of this Amendment have been omitted pursuant to a request for confidential treatment).*

10.2	Notice under Loan Agreement dated as of March 30, 2007, between Sequiam Corporation and Biometrics Investors, LLC, dated June 15, 2007. [1]
10.3	Notice under Loan Agreement dated as of March 30, 2007, between Sequiam Corporation and Biometrics Investors, LLC, dated June 21, 2007. [1]
10.4	Waiver of Default under Loan Agreement dated as of March 30, 2007, between Sequiam Corporation and Biometrics Investors, LLC, dated August 15, 2007. [2]
10.5	Modification of Loan Agreement dated as of March 30, 2007, between Sequiam Corporation and Biometrics Investors, LLC, dated August 15, 2007.[2]
10.6	Modification of Loan Agreement dated as of March 30, 2007, between Sequiam Corporation and Biometrics Investors, LLC, dated August 15, 2007. [2]
10.7	First Lease Amendment under Lease Agreement dated as of April 29, 2004, between Sequiam Corporation and EastGroup Properties, LP, dated August 16, 2007.[2]
10.8	Side Letter Agreement between Sequiam Corporation and EastGroup Properties, LP, dated August 15, 2007.[2]
16.1         Letter dated June 15, 2007 furnished by Tedder, James, Worden & Associates, PA. 3

16.2         Letter dated June 27, 2007 furnished by Tedder, James, Worden & Associates, PA. 4

31.1	Certification of Chief Executive Officer Pursuant To 15d-14.*
31.2	Certification of Chief Financial Officer Pursuant To 15d-14.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

[1]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2007.

[2]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2007.

[3]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 15, 2007.

[4]	Incorporated by reference from our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on June 27, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: August 20, 2007

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: August 20, 2007

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)