Form 10QSB
period 2007-09-30
SEQUIAM CORP
filed 2007-11-14
CIK 1123606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 9, 2007 was 93,725,266.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sequiam Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash	$373,485	$54,161
Receivables, net	213,919	836,715
Inventory	781,219	766,969
Prepaid expenses	54,645	-
Total current assets	1,423,268	1,657,845
Property and equipment, net	822,435	919,909
Intellectual properties, net	372,989	559,927
Goodwill	154,103	-
Product development costs	470,266	364,117
Advance receivable	187,000	140,000
Investment in joint venture	48,931	60,000
Deposits and other assets	37,148	16,264
Total assets	$3,516,140	$3,718,062

Liabilities and shareholders’ deficit
Current liabilities:
Notes payable	$440,450	$-
Accounts payable	533,731	1,190,380
Accrued expenses	528,128	1,274,324
Dividends payable	113,221	179,808
Customer deposits	31,996	112,500
Deferred revenue	21,000	31,500
Deferred rents	32,462	35,917
Current portion of long-term debt	455,599	3,512,188
Loans from shareholders	658,923	682,997
Total current liabilities	2,815,510	7,019,614

Long-term debt	6,440,617	1,191,079
Total liabilities	9,256,127	8,210,693

Minority interest in subsidiary	14,197	-

Shareholders’ deficit:
Preferred shares	2	3
Common shares	92,347	82,281
Additional paid-in capital	22,106,442	18,493,022
Accumulated deficit	(27,967,352)	(23,080,135)
Accumulated other comprehensive income	14,377	12,198
Total shareholders’ deficit	(5,754,184)	(4,492,631)
Total liabilities and shareholders’ deficit	$3,516,140	$3,718,062

See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues
Product sales	$ 411,237	$ 232,371	$ 1,568,355	$ 442,565
Services – Engineering	-	-	290,938	-
Royalties	17,830	-	17,830	-
Services - Other	99,068	28,198	131,370	85,909
Other	-	-	112,500	-

Total revenues	528,135	260,569	2,120,993	528,474

Costs and expenses:
Cost of product sales	436,512	254,714	1,508,248	512,873
Cost of services – engineering	-	-	38,160	-
Cost of services – other	36,620	27,221	88,737	82,292
Selling, general and administrative	915,387	674,434	2,770,491	2,678,292
Gain on sale of equipment	-	-	-	(5,000)
Gain on restructuring of debt	-	-	-	(13,055)
Loss on settlement of lawsuit	-	-	-	200,000
Loss on extinguishment of debt	1,364,216	-	1,364,216	-
	2,752,735	956,369	5,769,852	3,455,402

Loss from operations	(2,224,600)	(695,800)	(3,648,859)	(2,926,928)

Interest expense	(311,870)	(846,927)	(1,250,592)	(2,320,012)

Loss before minority interest in net loss of subsidiary and equity in net loss of unconsolidated joint venture	(2,536,470)	(1,542,727)	(4,899,451)	(5,246,940)

Minority interest in net loss of subsidiary	382	-	23,303	-
Equity in net loss of unconsolidated joint venture	(2,917)	-	(11,069)	-

Net loss	(2,539,005)	(1,542,727)	(4,887,217)	(5,246,940)

Preferred stock dividends	(48,648)	(74,671)	(188,770)	(108,918)

Net loss applicable to common shareholders	$(2,587,653)	$(1,617,398)	$(5,075,987)	$(5,355,858)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.08)

Shares used in computation of net loss per common share - Basic and diluted weighted average shares outstanding	89,837,802	77,176,832	85,872,574	70,668,864

See accompanying notes to condensed consolidated financial statements

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,887,217)	$(5,246,940)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	417,442	390,936
Accretion of debt discount	724,017	1,503,378
Amortization of loan costs	31,492	253,098
Amortization of product development costs	73,993	14,539
Gain on sale of equipment	-	(5,000)
Gain on restructuring of debt	-	(13,055)
Loss on extinguishment of debt	1,364,216	-
Issuance of common stock in exchange for services and interest	171,000	314,710
Issuance of common stock in exchange for salaries	-	282,269
Issuance of common stock and stock options to employees and directors	119,247	34,246
Minority interest in net loss of subsidiary	(23,303)	-
Equity in net loss of unconsolidated joint venture	11,069	-
Decrease in receivables	615,010	20,756
Increase in allowance for bad debts	9,030	22,132
(Increase) decrease in inventory	130,246	(779,451)
Increase in prepaid expenses, deposits and other assets	(27,830)	(90,595)
Increase (decrease) in deferred revenue	(10,500)	43,000
Increase (decrease) in accounts payable	(759,317)	509,978
Increase in accrued expenses	63,297	65,137
Decrease in customer deposits	(80,504)	-
Decrease in deferred rents	(3,455)	(496)
Net cash used for operating activities	(2,062,067)	(2,681,358)

Cash flows from investing activities:
Proceeds from sale of equipment	-	5,000
Equipment purchases	(53,948)	(87,448)
Cash acquired through acquisition of Sequiam East	89,042	-
Increase in advance receivable	(47,000)	-
Product development costs capitalized	(180,142)	(192,500)
Net cash used for investing activities	(192,048)	(274,948)

Cash flows from financing activities:
Proceeds from notes payable	440,450	-
Repayment of notes payable	-	(20,000)
Proceeds from long-term debt	2,532,500	-
Repayment of long-term debt	(217,910)	(635,398)
Proceeds from shareholder loans	250,000	-
Repayment of shareholder loans	(274,074)	(648)
Payment of loan costs	(157,752)	-
Proceeds from sale of common stock and exercise of warrants	-	250,000
Proceeds from sale of preferred stock	-	2,962,500
Payment of stock issuance costs	-	(347,181)
Net cash provided by financing activities	2,573,214	2,209,273
Effect of exchange rate changes on cash	225	9,595

Net increase in cash	319,324	(737,438)
Cash, beginning of period	54,161	763,197
Cash, end of period	$373,485	$25,759
See accompanying notes to condensed consolidated financial statements.

Sequiam Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Supplemental cash flow information:
Cash paid for interest	$238,822	$260,063

Supplemental disclosures of non-cash investing and financing activities:

Series B preferred stock dividend declared and unpaid at end of period	$113,221	$108,918
Common shares issued upon conversion of mandatorily redeemable cumulative convertible preferred stock	-	1,575,000
Common shares issued for payment of accrued shareholders’ salaries	-	1,539,792
Beneficial conversion feature of preferred stock	-	1,295,112
Refinance long-term debt	3,275,000	-
Original issue discount on long-term debt	3,039,151	-
Refinance accrued expenses as long-term debt	725,000	-
Acquisition of Sequiam East, Inc.	150,000	-
Loan costs unpaid at end of period	39,073	-
Common shares issued for payment of Series B preferred stock dividend	255,357	-
Common shares issued upon conversion of Series B preferred stock	6,521	-
Common shares issued for payment of long-term debt	127,500	-

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

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since inception, which have caused an accumulated deficit of approximately $27,967,000 as of September 30, 2007. In addition, the Company has a working capital deficit of approximately $1,392,000 as of September 30, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of September 30, 2007, the Company had 168,996,941 potentially dilutive common shares as a result of warrants and options granted and convertible preferred stock issued.

Principles of Consolidation

The consolidated financial statements include the accounts of the Sequiam Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Accounting for Stock-Based Compensation

At September 30, 2007, the Company has two stock-based compensation plans (the “Plans”) which are described more fully in Note 10.

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

           As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net losses for the nine months ended September 30, 2007 and 2006 were $34,247 and $34,246 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net losses per common share for the periods ended September 30, 2007 and 2006 would have remained $0.06 and $0.08, respectively, if the Company had not adopted Statement 123(R). Also, there was no change in cash used in operating activities and cash provided by financing activities as a result of adopting Statement 123(R).

Note 3 – Business Combination

On January 8, 2007, the Company acquired 80% of the outstanding shares (the “Purchase Shares”) of Magstone Innovation, Inc., a foreign owned Chinese corporation (“Magstone”), pursuant to an amended and restated stock purchase agreement dated January 8, 2007 by and among Sequiam, Magstone and Shixiong Chen (the “Sole Shareholder”) of Magstone (the “Magstone Acquisition”).

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

Sequiam’s results of operations for the period ended September 30, 2007 include nine months of operations for Magstone.

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

The following unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2006 assumes the acquisition of Magstone occurred as of January 1, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues	$ 260,569	$ 528,474

Net loss	$ 1,585,253	$ 5,316,466

Basic and diluted net loss per common share	$ (0.02)	$ (0.08)

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

Note 4 – Inventory

Inventory consists of the following at:

	September 30,2007	December 31, 2006
Raw materials	$320,814	$370,219
Work in process	141,809	127,512
Finished goods	330,820	269,238
Reserve for obsolete inventory	(12,224)	-
	$781,219	$766,969

Note 5 – Notes Payable

During August 2007, the Company received $250,250, $95,100 and $95,100 under Promissory Note agreements with Lee Corbin, Garry Trudeau and The Trudeau Family Trust, respectively. These notes payable bear interest at 8% per annum and are payable on demand. The outstanding balance of these notes payable as of September 30, 2007 is $440,450.

Note 6 – Long-Term Debt

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

The $6,500,000 promissory note issued to Biometrics has a term of two years. Interest shall be payable monthly in arrears commencing on May 1, 2007, and on the first day of each consecutive calendar month thereafter at a rate of 12% per annum.  The outstanding principal balance under this note, which is $6,250,000 as of September 30, 2007, is payable on April 15, 2009 and it is collateralized by all of the Company’s assets. The Company and Biometrics have agreed that no further advances will be made under Term Loan A.

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

On June 18, 2007 the Company received a written notice (the “Notice”) from Biometrics that the Company violated the Subordination Agreement, dated March 30, 2007, by and among Mark Mroczkowski, Nick VandenBrekel and Biometrics (the “Subordination Agreement”) as a result of paying a debt owed to Mr. VandenBrekel that was classified as a “Junior Liability”. According to the Notice, the Company’s violation of the Subordination Agreement constituted an event of default under Section 14(b) of the Loan Agreement, unless cured by the Company within the 30 days curative period following the date of the Notice. The Subordination Agreement was entered into simultaneously with the Loan Agreement. The total amount borrowed from Biometrics as of June 18, 2007 was $5,750,000 (the “Liabilities”). If the Company failed to cure the default set forth in the Notice, then Biometrics could have (a) accelerated payment of the Liabilities and immediately demanded payment in the amount of $5,750,000 plus accrued interest and (b) foreclosed on substantially all of the assets of the Company.

On June 21, 2007, the Company received an additional written notice (the “Additional Notice”) from Biometrics stating that Biometrics would refrain from enforcing its rights under the Agreement with respect to the defaults that were identified in the Notice for so long as Mr. VandenBrekel was in full compliance with the terms of the agreement described below.

On June 20, 2007, Nick VandenBrekel and Biometrics entered into an Agreement (the “Agreement”) which provided that Mr. VandenBrekel would purchase 100% of Biometrics for a purchase price equal to Biometrics’ out of pocket investment plus accrued interest, all transaction costs, and all expenses incurred by Biometrics related to its investment in the Company (the “Purchase Price”). The Agreement also stated that closing was to be no later than August 20, 2007 (the “Closing Date”) and that from June 20, 2007 until the Closing Date, Mr. VandenBrekel would provide 100% of the working capital needed by the Company as determined by Biometrics (see Note 7). The Company was not a party to this Agreement.

If Mr. VandenBrekel failed to fully fund the Purchase Price on or before the Closing Date or failed to provide the working capital required by the Company from June 20, 2007 to the Closing Date, then Mr. VandenBrekel would have resigned his current role and would have agreed to serve the Company in any capacity that Biometrics required for two years at a fixed salary of $200,000 per annum. Additionally, Mr. VandenBrekel would have assigned to Biometrics the five million stock options granted to him by the Company and eleven million common shares of the Company owned by him. The common shares would have been held in escrow and would have been returned to Mr. VandenBrekel at the sole discretion of Biometrics at the end of the two-year service period.

On August 15, 2007, Mr. VandenBrekel acquired 100% of Biometrics. Immediately subsequent to the acquisition of Biometrics by Mr. VandenBrekel, he sold it to an unrelated third party. Concurrent with the acquisition, Biometrics: (a) waived the event of default discussed above, (b) modified the loan agreement with the Company to waive the requirement for bank account control agreements and (c) modified the loan agreement with the Company to provide that no interest shall accrue on the indebtedness evidenced by Term Loan A for the period commencing August 15, 2007 through the date of repayment, which is April 15, 2009.

As a result of this modification of the interest rate , which was considered a substantial modification of terms of an existing debt instrument under Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, an extinguishment of debt occurred and the remaining balances of the original issue discount and loan costs associated with the loan agreement, which were $2,350,198 and $165,333, respectively, were written-off and recorded as a loss on extinguishment of debt. An original issue discount of $1,151,315 was recorded using the modified terms of the loan agreement. This original issue discount was recorded as a gain on extinguishment of debt, resulting in a net loss on extinguishment of debt of $1,364,216.

Term Loan B

Subject to the terms and conditions of the Loan Agreement, Biometrics agreed to make a second term loan to the Company in the principal amount of $5,000,000 (“Term Loan B”). Term Loan B shall consist of a series of advances not to exceed, in the aggregate, $5,000,000, which shall be disbursed to the Company based on the Company’s satisfaction of the conditions stated in Paragraphs 4(a) and (c) of the Loan Agreement, including the issuance to Biometrics of a warrant exercisable for 39,431,424 shares of the Company’s common stock at an exercise price of $.01 per share (the “Additional Warrant”). The Additional Warrant was not to be issued to Biometrics until such time as the Company determined that it was in its best interest to borrow additional funds from Biometrics pursuant to Term Loan B.  During September 2007, the Company borrowed funds pursuant to Term Loan B and, as a result, the Additional Warrant was issued to Biometrics. As a result of the issuance of the Additional Warrant, an original issue discount of $241,296 was recorded based on initial borrowing of $250,000. This original issue discount represented the relative fair value of the Additional Warrant. The outstanding balance under Term Loan B as of September 30, 2007 is $282,500. Interest shall be payable monthly in arrears at a rate of 12% per annum. The outstanding principal balance under Term Loan B is payable on April 15, 2009 and is collateralized by all of the Company’s assets.

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

In the Company’s opinion, the issuance and sale of the Initial and Additional Warrants, described above, were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Biometrics is an accredited investor. Biometrics had an opportunity to ask management questions about the Company and had adequate access to information about the Company. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any securities.

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

Magstone Innovation, Inc.

As part of the acquisition of Magstone discussed in Note 2, the Company issued and delivered to Shixiong Chen an Installment Note Payable in the amount of $150,000 bearing interest at eight percent per annum, payable in three quarterly installments of $50,000 beginning April 1, 2007. The Company has not yet made any of these installment payments. There are no ramifications to the acquisition of Magstone as a result of these installment payments not being made. No revised payment terms exist. The Company expects to repay the note in full prior to December 31, 2007. The note is collateralized by the Purchase Shares. As part of the acquisition of Magstone, the Company also assumed Magstone’s debt to: a)  ETI Hong Kong for $184,964 which did not bear interest, was unsecured and was paid in full during the nine months ended September 30, 2007; and b) Sichuan Foreign Trade for $64,100 which does not bear interest, is unsecured and is due by December 31, 2007.

EastGroup Properties, LP

On August 16, 2007, the Company, through its subsidiary Sequiam Sports, Inc., entered into that certain First Lease Amendment (the “Amendment”) to that certain Lease Agreement (the “Agreement”) made April 29, 2004, with EastGroup Properties, L.P. (the “Lessor”) which amends 24,085 square feet of the Company’s office space in Orlando, Florida (the “Original Space”).

The Company had previously made that certain Promissory Note (the “Note”) dated July 1, 2004 in the principal amount of $1,600,000 for the benefit of the Lessor for deferred rent and tenant improvements. The current balance of the Note is $1,429,978. Pursuant to Section 5 of the Amendment, and updated by an additional agreement entered into on October 24, 2007, Lessor has agreed to accept $275,000 in full satisfaction of all amounts due under the Note if the Company pays such amount on or before January 15, 2008. The contingency conditions set forth in Section 6 of the Amendment have been waived, as they relate to the $275,000 repayment, in the Side Letter Agreement between the Company and Lessor dated August 15, 2007.

If the Company fails to pay the $275,000 to the Lessor on or before January 15, 2008 then monthly payments of combined principal and interest shall be due and payable beginning January 15, 2008 and continuing on the first day of each successive month thereafter in the amount of $6,071 until the current principal balance of the Note has been paid in full.

Pursuant to the Amendment, any default under the terms of the Note shall automatically constitute a default under the Agreement and Amendment. Likewise, any default under the terms of the Agreement or Amendment shall automatically constitute a default under the Note.

The preceding information is summarized as follows at September 30, 2007:

	Face Amount	Debt Discount	Carrying Amount
Included in Long-term debt:
Biometrics Investors, LLC	$ 6,532,500	$ (1,282,962)	$ 5,249,538
Shixiong Chen	150,000	-	150,000
Sichuan Foreign Trade	66,700	-	66,700
EastGroup Properties, LP	1,429,978	-	1,429,978
Total	8,179,178	(1,282,962)	6,896,216
Less Current Portion	(455,599)	-	(455,599)
	$ 7,723,579	$ (1,282,962)	$ 6,440,617

Note 7 – Accrued Expenses

Accrued expenses consist of the following at:

	September 30,2007	December 31, 2006
Interest	$82,771	$551,510
Payroll and payroll taxes	271,800	216,771
Inventory purchases	31,666	278,159
Other	141,891	227,884
	$528,128	$1,274,324

Note 8 – Loans from Shareholders

On June 29, 2007, Nicholas VandenBrekel, the President and Chief Executive Officer and shareholder of the Company, loaned the Company $250,000.  The loan bears interest at 12% and is payable upon demand. At September 30, 2007, the outstanding balance was $250,000.

During the quarter ended September 30, 2007, Nicholas VandenBrekel loaned the Company a total of $500,000, via two separate loans of $250,000 each. During the quarter ended September 30, 2007, Mr. VandenBrekel assigned these loans to Biometrics Investors, LLC, the Company’s primary lender.

Note 9 - Capital Stock

During the nine months ended September 30, 2007, the Company issued (a) 322,581 of its common shares in exchange for $100,000, which was received during 2006; (b) 684,000 of its common shares in exchange for services with a value of $171,000; (c) 178,000 of its common shares as final payment of the Company’s note payable to Aregee Investments No. 105; (d) 500,000 of its common shares as a result of entering into a Board of Directors – Retainer Agreement with Jake Smith; (e) 6,521,429 of its common shares as a result of elections made by holders of the Company’s Series B preferred stock to convert shares of the Company’s Series B preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share; and (f) 1,859,245 of its common shares to the holders of the Company’s Series B preferred stock as payment of the 10% cumulative dividend payable. All issuances were made pursuant to Section 4(2) or 3(a)(9)of the Securities Act of 1933, as amended.

Note 10 - Stock Incentive Plans

On September 23, 2003 Sequiam executed the Sequiam Corporation 2003 Employee Stock Incentive Plan and the Sequiam Corporation 2003 Non-Employee Directors and Consultants Stock Plan (the “Plans”). These Plans are intended to allow designated officers, directors (including non-employee directors), employees and certain non-employees, including any independent contractor or consultant providing services to the Company and its Subsidiaries to receive certain options (the “Stock Options”) to purchase Sequiam common stock, par value $0.001 per share, and to receive grants of the common stock subject to certain restrictions.   The maximum number of shares of the common stock that may be issued pursuant to the Plans shall be 14,000,000 and 1,000,000, respectively at September 30, 2007.

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

As of September 30, 2007, 500,000 Stock Options and 250,000 shares of common stock had been granted under the Sequiam Corporation 2003 Non-Employee Directors and Consultants Plan.

As of September 30, 2007, 11,807,500 Stock Options and no common stock had been granted under the Sequiam Corporation 2003 Employee Stock Incentive Plan.

A summary of Stock Option activity under the Plans as of September 30, 2007, and changes during the period then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	10,357,500	$0.234
Granted	2,000,000	$0.193
Canceled	(50,000)	$0.180
Outstanding at September 30, 2007	12,307,500	$0.227	6.6	-0-

Vested or expected to vest at September 30, 2007	12,307,500	$0.227	6.6	-0-

Exercisable at September 30, 2007	10,140,834	$0.235	6.0	-0-

The fair value of Stock Options granted during 2007 was calculated utilizing the following weighted-average assumptions: no dividend yield; expected volatility of 103.58% and 124.30% (calculated using historical volatility); risk-free interest rate of 4.66% and 4.2%; and expected term of 10 years. The fair value of each Stock Option is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted-average grant-date fair value of Stock Options granted during 2007 was $0.186.

A summary of the status of the Company’s nonvested Stock Options granted under the 2003 Employee Stock Incentive Plan as of September 30, 2007, and changes during the period ended September 30, 2007 is presented below:

Nonvested options	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	358,333	$0.179
Granted	2,000,000	$0.186
Vested	(191,667)	$0.179
Nonvested at September 30, 2007	2,166,666	$0.186

As of September 30, 2007, there was $401,814 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.6 years.

As described above, the Company has in effect the Sequiam Corporation 2003 Employee Stock Incentive Plan, which it refers to as the 2003 Plan. The purpose of the 2003 Plan is to provide a means for the Company and its subsidiaries and other designated affiliates, referred to as the Related Entities, to attract key personnel to provide services to the company and the Related Entities, as well as to provide a means whereby those key persons can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of the company and its Related Entities and promoting the mutuality of interests between participants and the shareholders.  A further purpose of the 2003 Plan is to provide participants with additional incentive and reward opportunities designed to enhance the profitable growth of the company and its Related Entities, and provide participants with annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value.

On September 28, 2007, the board of directors approved an additional amendment to and restatement of the 2003 Plan and recommended that it be submitted to the shareholders for their approval at the Annual Meeting. At the Company’s annual meeting held October 23, 2007, the Company’s shareholders approved this additional amendment to and restatement of the 2003 Plan. The 2003 Plan has been amended to: (a) change the name of the 2003 Plan to the “Amended and Restated Sequiam Corporation 2003 Incentive Compensation Plan”, (b) provide for additional types of awards to be granted thereunder including, without limitation, stock appreciation rights, referred to as SARs, and other stock-related awards and performance or annual incentive awards, referred to collectively as Awards; (c) increase the maximum number of shares that may be subject to grant under the 2003 Plan from 10,000,000 to 35,000,000; (d) provide that the maximum number of awards that may be granted to any one individual per fiscal year under the Plan shall be 14,000,000, subject to adjustment as discussed below; (e) provide that the maximum amounts that a participant may receive pursuant to an annual incentive award and as a performance award is $1,000,000 and $2,000,000, respectively, and (f) to make other necessary and appropriate amendments to reflect the changes in the laws since the 2003 Plan was originally implemented.

Note 11 – Related Party Transactions

JWR Innovative Enterprises Ltd. (“JWR”) is an importer owned by Shixiong Chen, President and Chief Executive Officer of Sequiam East, Inc., a subsidiary of the Company. Sequiam East provides manufacturing services and sells products to Sequiam Biometrics, Inc., a subsidiary of the Company, and uses JWR for import services. JWR charges import related fees and makes profits that the Company believes are competitive in the industry. JWR’s total import related fees charged and profits made related to transactions involving Sequiam East and Sequiam Biometrics during the nine months ended September 30, 2007 were approximately $47,000.

See Notes 6 and 8 for additional related party transactions.

Note 12 – Commitments and Contingencies

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

Kwikset and SBI further agreed to conduct a two phase cost reduction project for the BioLock. Kwikset agreed to pay SBI 50% of the Phase 1 cost savings achieved for a period of twelve months following the first delivery of the cost reduced product. Kwikset also agreed to pay Sequiam 50% of the Phase 2 incremental cost savings achieved for a period of twelve months following the first delivery of the phase 2 cost reduced product. Sequiam may also sell its proprietary technology to Kwikset for use in future versions of the BioLock product.

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

The Amendment reduced the leased space from the Original Space to 12,934 square feet and extended the term of the current lease for a period of 28 months from July 1, 2010 through October 31, 2012. On October 24, 2007, an additional agreement (the “Additional Agreement”) was entered into that amended the rent start date included in the Amendment to January 15, 2008 or upon receipt of a certificate of occupancy, whichever occurs first. The revised rent schedule is as follows:

Term	Monthly Rent
January 15, 2008 to October 31, 2008	$9,431.04
November 1, 2008 to October 31, 2009	$9,808.28
November 1, 2009 to October 31, 2010	$10,200.61
November 1, 2010 to October 31, 2011	$10,608.64
November 1, 2011 to October 31, 2012	$11,032.98

The Amendment further provides that the Lessor shall perform and be responsible for the cost of all construction in the Company’s leased premises to accommodate reduction of the Original Space. The contingency conditions set forth in Section 6 of the Amendment have been met as they relate to the lease terms defined in the Amendment.

Note 13 - Operating Segments

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

The table below presents certain financial information by business segment for the quarter ended September 30, 2007.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$429,067	$99,068	$528,135	-	$528,135
Interest expense	(2,821)	-	(2,821)	(309,049)	(311,870)
Depreciation and amortization	(82,079)	(14,464)	(96,543)	(42,897)	(139,440)
Segment income (loss)	(498,825)	85,246	(413,579)	(2,125,426)	(2,539,005)
Segment assets (1)	2,505,041	135,520	2,640,561	875,579	3,516,140

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the nine months ended September 30, 2007.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$1,989,623	$131,370	$2,120,993	-	$2,120,993
Interest expense	(10,093)	-	(10,093)	(1,240,499)	(1,250,592)
Depreciation and amortization	(243,848)	(45,089)	(288,937)	(128,505)	(417,442)
Segment loss	(864,369)	(97,980)	(962,349)	(3,924,868)	(4,887,217)

The table below presents certain financial information by business segment for the quarter ended September 30, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$232,371	$28,198	$260,569	-	$260,569
Interest expense	-	-	-	(846,927)	(846,927)
Depreciation and amortization	(75,487)	(16,211)	(91,698)	(42,613)	(134,311)
Segment loss	(287,175)	(40,982)	(328,157)	(1,214,570)	(1,542,727)
Segment assets (1)	2,237,539	202,126	2,439,665	764,852	3,204,517

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

The table below presents certain financial information by business segment for the nine months ended September 30, 2006.

	Safety and Security	Information Management	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$442,565	$85,909	$528,474	-	$528,474
Interest expense	-	(2,256)	(2,256)	(2,317,756)	(2,320,012)
Depreciation and amortization	(215,366)	(48,297)	(263,663)	(127,273)	(390,936)
Segment loss	(912,399)	(139,677)	(1,052,076)	(4,194,864)	(5,246,940)

Note 14 – Subsequent Events

 On October 15, 2007, the Company appointed Chris Barrow to be its Executive Vice President and Chief Operating Officer.

In connection with his appointment as Executive Vice President and Chief Operating Officer, Mr. Barrow entered into an employment agreement with the Company, which has an initial term of three years, with successive one-year renewals, and provides for a base salary of $225,000. Mr. Barrow will be eligible to receive a performance-based bonus that will be based on a formula that has yet to be determined, and may be eligible for a discretionary bonus.  Mr. Barrow will also be eligible to receive stock options (the “Stock Options”) pursuant to the terms and conditions of the Company’s 2003 Employee Stock Incentive Plan, as amended, and any successor plan thereto (the “Stock Option Plan”). The number of Stock Options and terms and conditions of the Stock Options shall be determined by the committee of the Board appointed pursuant to the Stock Option Plan, or by the Board of Directors of the Company, in its discretion and pursuant to the Stock Option Plan.

Mr. Barrow will be entitled to three months severance pay, plus any accrued base and incentive pay, in the event that he is terminated without cause.  Mr. Barrow will be restricted from competing with the Company during the course of his employment and for a period of two years after his employment has been terminated.

In connection with the election of Jake Smith and Bob Aoki to serve as members of the Company’s Board of Directors at the October 23, 2007 annual meeting of shareholders, Mr. Smith and Mr. Aoki each entered into a retainer arrangement with the Company (the “Retainer Agreements”), which are deemed effective as of October 23, 2007 and November 1, 2007, respectively.

Per the Retainer Agreements, the Company will pay Mr. Smith and Mr. Aoki each a nonrefundable retainer of $52,000 per year during the term of the agreements for their services as members of the Company’s Board of Directors, which shall compensate them for all time spent preparing for, traveling to (if applicable) and attending board meetings during the year.

Per the Retainer Agreements, grants of options to purchase the Company’s common stock shall be made to Mr. Smith and Mr. Aoki.  The specified number of shares for a new appointment to the Board of Directors shall be 500,000 shares in 2007.  Thirty-three percent of the options shall vest on each anniversary of the date of grant.  Also, per the Retainer Agreement, grants of the Company’s common stock shall be made to Mr. Smith and Mr. Aoki. The 2007 grants shall consist of 500,000 shares each. The grants of 500,000 options and 500,000 shares to Mr. Smith occurred in September 2007.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

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

Since inception, we have invested heavily in research and development and have not yet achieved profitability.  Our revenue has grown from $0.5 million during the nine months ended September 30, 2006 to $2.1 million during the nine months ended September 30, 2007 driven primarily by demand in the biometrics product market.  We expect sales of our products for use in the biometrics product market to continue to represent a substantial portion of our revenue in the foreseeable future.

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

For the nine month periods ended September 30, 2007 and 2006, our revenues were derived from three sources: (i) the sale and licensing of our biometric and software products; (ii) consulting, custom software and web development services; and (iii) Internet access and web hosting services. Biometric and Software product and licensing revenue are recognized when all of the following criteria have been met: (a) there is an executed license agreement, for licensing revenue, and the technology, software or product has been delivered to the customer, (b) the sale amount is fixed and payable within twelve months, (c) collection is deemed probable, and (d) product returns are deemed reasonably estimable.  Custom software development and web development services are typically performed over a period ranging from a few days to a few weeks and revenue is recognized upon completion of the project. Consulting service revenues are recognized when services are performed.  Internet access and web-hosting services are recognized over the period the services are provided, typically month-to-month. Cash received from customers in advance of amounts earned is deferred and recorded as a liability.

The following table shows the proportion of total revenues by segment in the nine month periods ended September 30, 2007 and 2006.

Period	Safety and Security	Information Management	Total
Nine Months ended September 30, 2007	$1,989,623	$131,370	$2,120,993
Nine Months ended September 30, 2006	$442,565	$85,909	$528,474

Results of Operations

The following table sets forth information regarding our financial results for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Product sales	$411,237	$232,371	77%	$1,568,355	$442,565	254%
Services revenue – Engineering	-	-	-	290,938	-	-
Services revenue – Other	99,068	28,198	251%	131,370	85,909	53%
Royalty income	17,830	-	-	17,830	-	-
Other revenue	-	-	-	112,500	-	-
Cost of product sales	(436,512)	(254,714)	71%	(1,508,248)	(512,873)	194%
Cost of services revenue - Engineering	-	-	-	(38,160)	-	-
Costs of services revenue – Other	(36,620)	(27,221)	35%	(88,737)	(82,292)	8%
Selling, general and administrative	(915,387)	(674,434)	36%	(2,770,491)	(2,678,292)	3%
Other gains (losses)	(1,364,216)	-	-	(1,364,216)	(181,945)	650%
Interest expense	(311,870)	(846,927)	(63) %	(1,250,592)	(2,320,012)	(46) %
Minority interest	382	-	-	23,303	-	-
Equity in net loss of unconsolidated joint venture	(2,917)	-	-	(11,069)	-	-
Net loss	$(2,539,005)	$(1,542,727)	65%	$(4,887,217)	$(5,246,940)	(7) %

Quarter Ended September 30, 2007 compared to Quarter Ended September 30, 2006. Unless otherwise noted, references to 2007 represent the three-month period ended September 30, 2007 and references to 2006 represent the three-month period ended September 30, 2006

Product Sales and Cost of Product Sales (Safety and Security Segment)

The following table sets forth information regarding product sales and cost of product sales, which consists of product costs, depreciation and amortization and other product related costs, for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% Change

Product sales	$411,237	$232,371	77%
Product costs	287,627	159,265	81%
Gross margin	123,610	73,106	69%
Depreciation and amortization	82,079	75,487	9%
Other product related costs	66,806	19,962	235%
Gross profit (loss)	$(25,275)	$(22,343)	-13%

Product sales increased by $178,866 or 77% to $411,237 in 2007 from $232,371 in 2006. This increase was due to our BioVault™ and BioLock products coming to market during the last six months of 2006. Sales of the BioVault™, BioLock, and related components and accessories during 2007 were $273,229 compared to 2006 sales of $123,818. The increase in product sales during 2007 was also a result of  sales from Sequiam East, Inc. of $100,432, which we acquired in January 2007. Sequiam East’s sales consist primarily of sales of parts used to manufacture biometric security products. The increase in product sales during 2007 was partially offset by a decrease in sales from Constellation Biometrics Corporation from $98,277 in 2006 to $14,972 in 2007, a decrease of $83,305. Constellation’s sales consist primarily of sales of biometric products other than the BioVault™ and BioLock to customers in Africa.

Gross margin increased to $123,610 in 2007 compared to $73,106 in 2006, an increase of $50,504. This increase was a result of the increase in product sales during 2007. Gross margin as a percentage of product sales remained fairly consistent at 30% in 2007 compared to 31% in 2006. We plan to reduce the costs to produce the BioVault™ and BioLock, and thus increase each item’s gross margin, by reengineering these products. The increase in other product related costs during 2007 was a result of the significant increase in sales of the BioVault™, BioLock, and related components and accessories.

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

Royalty Income (Safety and Security Segment)

During 2007 royalty income was $17,830. This income was a result of BioLock sales made by Kwikset Corporation, a subsidiary of The Black and Decker Corporation. Per our agreement with Kwikset Corporation dated May 16, 2007 that is discussed above, we began to earn royalty income on sales of the BioLock beginning June 1, 2007.

Services Revenue - Other and Cost of Services Revenue - Other (Information Management Segment)

Services revenue - Other increased significantly to $99,068 in 2007 from $28,198 in 2006, an increase of $70,870 or 251%. This increase was a result of web development services performed in 2007. While revenue increased from 2006 to 2007, our continued focus is on developing our Safety and Security segment and our portfolio of biometric products. Cost of services revenue - Other also increased to $36,620 in 2007 from $27,221 in 2006, an increase of $9,399 or 35%. This increase was also a result of web development work performed in 2007.

Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $915,387 in 2007 and $674,434 in 2006, an increase of $240,953 or 36%. The increase was attributed to: (a) an increase in stock-based compensation of $85,000 that resulted from the issuance of common shares to a new member of our Board of Directors; (b) an increase in payroll expense of $56,088; (c) an increase in inside and outside sales expense of $46,222; (d) an increase in non-payroll related expenses of $44,576 incurred by Sequiam East, Inc, whom we acquired in January 2007; and (e) increases in insurance, research and development, legal, consulting and product samples expense that total $64,494. The overall increase was partially offset by a decrease in bad debt expense of $70,010. Overall, selling, general and administrative expenses have increased as a result of our growth in operations.

Our total payroll included in selling, general and administrative expenses was $359,137 for 2007 and $303,049 for 2006, an increase of $56,088 or 19%. This increase was due to the hiring of additional employees in our Safety and Security segment during 2006 and 2007, including employees of Sequiam East, Inc., whom we acquired during January 2007.

Other Gains (Losses)

During 2007 we recognized a loss on extinguishment of debt of $1,364,216 that resulted from a modification of an interest rate included in our loan agreement with Biometrics Investors, LLC., our primary lender.

Interest Expense

Interest expense was $311,870 in 2007 and $846,927 in 2006, a decrease of $535,057 or 63%. The decrease was due to a decrease in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock.

Minority Interest

Minority interest in net loss of subsidiary of $382 in 2007 relates to the 20% ownership interest in Sequiam East, Inc. that is not held by us.

Equity in Net Loss of Unconsolidated Joint Venture

  Equity in net loss of unconsolidated joint venture of $2,917 in 2007 represents our portion of the net loss of New Era Biometrics, Ltd., a joint venture in which we have a 30% ownership interest.

Net Losses

We incurred net losses of $2,539,005 in 2007 and $1,542,727 in 2006, an increase of $996,278 or 65%. The increase was primarily due to: (a) a $240,953 increase in selling, general and administrative expenses; and (b) a $1,364,216 increase in other losses; partially offset by a $76,369 improvement in revenues and cost of revenues and a $535,057 decrease in interest expense.

 We expect to incur additional net losses through the last three months of 2007 as our biometric products continue to be developed and marketed. Our overall cash flow has improved during 2007 primarily as a result of the financing with Biometrics Investors, LLC.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006.  Unless otherwise noted, references to 2007 represent the nine-month period ended September 30, 2007 and references to 2006 represent the nine-month period ended September 30, 2006.

Product Sales and Cost of Product Sales (Safety and Security Segment)

The following table sets forth information regarding product sales and cost of product sales, which consists of product costs, depreciation and amortization and other product related costs, for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006	% Change

Product sales	$1,568,355	$442,565	254%
Product costs	1,108,073	273,513	305%
Gross margin	460,282	169,052	172%
Depreciation and amortization	243,848	215,366	13%
Other product related costs	156,327	23,994	552%
Gross profit (loss)	$60,107	$(70,308)	-

Product sales increased by $1,125,790 or 254% to $1,568,355 in 2007 from $442,565 in 2006. This increase was due to:

•
Our BioVault™ and BioLock products coming to market during the last six months of 2006. Sales of the BioVault™, BioLock, and related components and accessories during 2007 were $1,106,503 compared to 2006 sales of $133,763;

•	2007 sales from Sequiam East, Inc. of $147,165, which we acquired in January 2007. Sequiam East’s sales consist primarily of sales of parts used to manufacture biometric security products; and

•
An increase in sales from Constellation Biometrics Corporation from $278,237 in 2006 to $318,201 in 2007, an increase of $39,964 or 14%. Constellation’s sales consist primarily of sales of biometric products other than the BioVault™ and BioLock to customers in Africa. We believe that Constellation’s sales increased as a result of improvements made by the new management team that was put in place subsequent to the acquisition of Constellation in May 2005.

Gross margin increased to $460,282 in 2007 compared to $169,052 in 2006, an increase of $291,230. This increase was a result of the increase in product sales during 2007. However, gross margin as a percentage of product sales decreased to 29% in 2007 compared to 38% in 2006. This decrease was a result of the significant increase in sales of the BioVault™, BioLock, and related components and accessories during 2007. These items had a lower gross margin than the other biometric products that comprised 2006 product sales. We plan to reduce the costs to produce the BioVault™ and BioLock, and thus increase each item’s gross margin, by reengineering these products. The increase in other product related costs during 2007 was a result of the significant increase in sales of the BioVault™, BioLock, and related components and accessories.

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

Royalty Income (Safety and Security Segment)

During 2007 royalty income was $17,830. This income was a result of BioLock sales made by Kwikset Corporation, a subsidiary of The Black and Decker Corporation. Per our agreement with Kwikset Corporation dated May 16, 2007 that is discussed above, we began to earn royalty income on sales of the BioLock beginning June 1, 2007.

Services Revenue - Other and Cost of Services Revenue - Other (Information Management Segment)

Services revenue - Other increased to $131,370 in 2007 from $85,909 in 2006, an increase of $45,461 or 53%. This increase was a result of web development services performed in 2007. While revenue increased from 2006 to 2007, our continued focus is on developing our Safety and Security segment and our portfolio of biometric products. Cost of services revenue - Other also increased to $88,737 in 2007 from $82,292 in 2006, an increase of $6,445 or 8%. This increase was also a result of web development work performed in 2007.

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

Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $2,770,491 in 2007 and $2,678,292 in 2006, an increase of $92,199 or 3%. The increase was attributed to: (a) an increase in non-payroll related expenses of $146,818 incurred by Sequiam East, Inc, whom we acquired in January 2007; (b) an increase in inside and outside sales expense of $100,003; (c) an increase in research and development expenses of $95,491; (d) an increase in stock-based compensation of $85,000 that resulted from the issuance of common shares to a new member of our Board of Directors; and (e) an increase in insurance expense of $19,836. The overall increase was partially offset by (a) a decrease in legal fees of $156,139; (b) a decrease in payroll expense of $129,043; and (c) decreases in consulting fees, travel expenses and bad debt expense that total $66,837. Overall, selling, general and administrative expenses have increased as a result of our growth in operations.

Our total payroll included in selling, general and administrative expenses was $1,056,630 for 2007 and $1,185,673 for 2006, a decrease of $129,043 or 11%. This decrease was due to $282,269 of payroll expense recognized during 2006 as a result of issuing shares of our common stock to our CEO and CFO in order to pay salaries due to them. The overall decrease was partially offset by the hiring of additional employees in our Safety and Security segment during and subsequent to the nine months ended September 30, 2006, including employees of Sequiam East, Inc., whom we acquired during January 2007.

Other Gains (Losses)

During 2007 we recognized a loss on extinguishment of debt of $1,364,216 that resulted from a modification of an interest rate included in our loan agreement with Biometrics Investors, LLC., our primary lender.

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

Interest Expense

Interest expense was $1,250,592 in 2007 and $2,320,012 in 2006, a decrease of $1,069,420 or 46%. The decrease was due to a non-cash charge of $224,386 that resulted from the issuance of 7,056,712 shares of our common stock to our CEO and CFO during 2006 that served as payment of accrued salaries and interest due to them and a non-cash charge of $101,970 that resulted from an amendment to a promissory note that modified the terms of warrants granted under the original promissory note. The decrease was also a result of a decrease in the non-cash charge that resulted from the accretion of the debt discount related to the fair value of warrants for common stock issued in connection with the various loan agreements and mandatorily redeemable cumulative convertible preferred stock.

Minority Interest

Minority interest in net loss of subsidiary of $23,303 in 2007 relates to the net loss allocated to the 20% ownership interest in Sequiam East, Inc. that is not held by us.

Equity in Net Loss of Unconsolidated Joint Venture

  Equity in net loss of unconsolidated joint venture of $11,069 in 2007 represents our portion of the net loss of New Era Biometrics, Ltd., a joint venture in which we have a 30% ownership interest.

Net Losses

We incurred net losses of $4,887,217 in 2007 and $5,246,940 in 2006, a decrease of $359,723 or 7%. The decrease was primarily due to: (a) a $552,539 improvement in revenues and cost of revenues; and; (b) a $1,069,420 decrease in interest expense; partially offset by a $92,199 increase in selling, general and administrative expenses and a $1,182,271 increase in other losses.

We expect to incur additional net losses through the last three months of 2007 as our biometric products continue to be developed and marketed. Our overall cash flow has improved during 2007 primarily as a result of the financing with Biometrics Investors, LLC.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities has historically been for inventory and selling general and administrative expenses.  Our principal source of liquidity has historically been from financing activities. Our cash flow has improved during the nine months ended September 30, 2007 as a result of our financing with Biometrics Investors, LLC. We expect our cash flow to continue to improve as a result of this financing and the sales and licensing of our biometric products.

Operating Activities

Net cash used for operating activities was $2,062,067 for 2007, as a result of the net loss during the period of $4,887,217 and a decrease in accounts payable of $759,317, offset by non-cash expenses of $2,901,407, a decrease in receivables of $615,010 and a decrease in inventory of $130,246.

Investing and Financing Activities

Net cash used for investing activities for 2007 was $192,048, consisting of product development costs of $180,142, equipment purchases of $53,948 and an increase in advance receivable of $47,000, offset by cash acquired through the acquisition of Sequiam East, Inc. of $89,042.

Net cash provided by financing activities for 2007 was $2,573,214, consisting of proceeds from notes payable, long-term debt and shareholder loans of $440,450, $2,532,500 and $250,000, respectively, offset by repayment of shareholder loans of $274,074, repayment of long-term debt of $217,910 and payment of loan costs of $157,752.

Current liabilities of $2,815,510 exceed current assets of $1,423,268 by $1,392,242.

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

On June 18, 2007 we received a written notice or Notice from Biometrics that we violated the Subordination Agreement, dated March 30, 2007, by and among Mark Mroczkowski, Nick VandenBrekel and Biometrics as a result of paying a debt owed to Mr. VandenBrekel that was classified as a “Junior Liability”.  According to the Notice, our violation of the Subordination Agreement constituted an event of default under Section 14(b) of the Agreement, unless cured by us within the 30 days curative period following the date of the Notice. The Subordination Agreement was entered into simultaneously with the Agreement. The total amount borrowed from Biometrics as of June 18, 2007 was  $5,750,000. If we failed to cure the default set forth in the Notice, then Biometrics could have (a) accelerated payment of the liabilities and immediately demand payment in the amount of $5,750,000 plus accrued interest and (b) foreclosed on substantially all of our assets.

On June 21, 2007, we received an additional written notice or Additional Notice from Biometrics stating that Biometrics would refrain from enforcing its rights under the Agreement with respect to the defaults that were identified in the Notice for so long as Mr. VandenBrekel was in full compliance with the terms of the agreement described below.

On June 20, 2007, Nick VandenBrekel and Biometrics entered into an agreement  which provided that Mr. VandenBrekel would purchase 100% of Biometrics for a purchase price equal to Biometrics’ out of pocket investment plus accrued interest, all transaction costs, and all expenses incurred by Biometrics related to its investment in us. This agreement also stated that closing was to be no later than August 20, 2007 and  that from June 20, 2007 until closing, Mr. VandenBrekel would provide 100% of the working capital needed by us as determined by Biometrics. We were not a party to this agreement between Mr. VandenBrekel and Biometrics.

If Mr. VandenBrekel failed to fully fund the purchase price on or before the closing date or failed to provide the working capital required by us from June 20, 2007 to the closing date, then Mr. VandenBrekel would have resigned his current role and would have agreed to serve us in any capacity that Biometrics required for two years at a fixed salary of $200,000 per annum. Additionally, Mr. VandenBrekel would have assigned to Biometrics the five million stock options granted to him by us and eleven million of our common shares owned by him. The common shares would have been held in escrow and would have been returned to Mr. VandenBrekel at the sole discretion of Biometrics at the end of the two-year service period.

On August 15, 2007, Nicholas VandenBrekel acquired 100% of Biometrics. Immediately subsequent to the acquisition of Biometrics by Mr. VandenBrekel, he sold it to an unrelated third party. Concurrent with the acquisition, Biometrics: (a) waived the event of default discussed above, (b) modified the loan agreement with us to waive the requirement for bank account control agreements and (c) modified the loan agreement with us to provide that no interest shall accrue on the indebtedness evidenced by Term Loan A for the period commencing August 15, 2007 through the date of repayment.

As a result of this modification of the interest rate, an extinguishment of debt occurred and the remaining balances of the original issue discount and loan costs associated with the loan agreement, which were $2,350,198 and $165,333, respectively, were written-off and recorded as a loss on extinguishment of debt. An original issue discount of $1,151,315 was recorded using the modified terms of the loan agreement. This original issue discount was recorded as a gain on extinguishment of debt, resulting in a net loss on extinguishment of debt of $1,364,216.

Term Loan B

Subject to the terms and conditions of the Loan Agreement, Biometrics agreed to make a second term loan to us in the principal amount of $5,000,000 or Term Loan B. Term Loan B shall consist of a series of advances not to exceed, in the aggregate, $5,000,000, which shall be disbursed to us based on our satisfaction of the conditions stated in Paragraphs 4(a) and (c) of the Loan Agreement, including the issuance to Biometrics of a warrant exercisable for 39,431,424 shares of our common stock at an exercise price of $.01 per share. The additional warrant was not to be issued to Biometrics until such time as we determine that it was in our best interest to borrow additional funds from Biometrics pursuant to Term Loan B.  During September 2007, we borrowed funds pursuant to Term Loan B and, as a result, issued the additional warrant to Biometrics. As a result of the issuance of the additional warrant, an original issue discount of $241,296 was recorded, which represented the relative fair value of the additional warrant. The outstanding balance under Term Loan B as of September 30, 2007 is $282,500. Interest shall be payable monthly in arrears at a rate of 12% per annum. The outstanding principal balance under Term Loan B is payable on April 15 2009 and is collateralized by all of our assets.

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

EastGroup Properties, LP

On August 16, 2007, we, through our subsidiary Sequiam Sports, Inc., entered into that certain First Lease Amendment or Amendment to that certain Lease Agreement, or Agreement, made April 29, 2004, with EastGroup Properties, L.P. or Lessor which amends 24,085 square feet of our office space in Orlando, Florida or the Original Space.

The Amendment reduced the leased space from the Original Space to 12,934 square feet and extended the term of the current lease for a period of 28 months from July 1, 2010 through October 31, 2012. On October 24, 2007, an additional agreement or the Additional Agreement was entered into that amended the rent start date included in the Amendment to January 15, 2008 or upon receipt of a certificate of occupancy, whichever occurs first. The revised rent schedule is as follows:

Term	Monthly Rent
January 15, 2008 to October 31, 2008	$9,431.04
November 1, 2008 to October 31, 2009	$9,808.28
November 1, 2009 to October 31, 2010	$10,200.61
November 1, 2010 to October 31, 2011	$10,608.64
November 1, 2011 to October 31, 2012	$11,032.98

The Amendment further provides that the Lessor shall perform and be responsible for the cost of all construction in our leased premises to accommodate reduction of the Original Space. The contingency conditions set forth in Section 6 of the Amendment have been met as they relate to the lease terms defined in the Amendment.

We previously made that certain Promissory Note, or the Note, dated July 1, 2004 in the principal amount of $1,600.000 for the benefit of the Lessor for deferred rent and tenant improvements. The current balance of the Note is $1,429,978. Pursuant to Section 5 of the Amendment, and updated by the Additional Agreement, the Lessor has agreed to accept $275,000 in full satisfaction of all amounts due under the Note if we pay such amount on or before January 15, 2008. The contingency conditions set forth in Section 6 of the Amendment have been waived, as they relate to the $275,000 repayment, in the Side Letter Agreement between us and Lessor dated August 15, 2007.

If we fail to pay the $275,000 to the Lessor on or before January 15, 2008 then monthly payments of combined principal and interest shall be due and payable beginning January 15, 2008 and continuing on the first day of each successive month thereafter in the amount of $6,071 until the current principal balance of the Note has been paid in full.

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

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at September 30, 2007.

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

PART II: OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, the following activity occurred related to the Company’s capital stock:

The Company issued 3,654,762 of its common shares as a result of elections made by holders of the Company’s Series B preferred stock to convert shares of the Company’s Series B preferred stock to shares of the Company’s common stock, at a fixed conversion rate of $0.21 per share. These shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

The Company issued 448,951 of its common shares to the holders of the Company’s Series B preferred stock as payment of the 10% cumulative dividend payable. These shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

The Company issued 500,000 of its common shares and stock options exercisable for 500,000 of its common shares to a new member of its Board of Directors. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Company issued a warrant exercisable for 39,431,424 shares of its common stock to Biometrics Investors, LLC as a result of borrowing funds. This warrant was issued pursuant to Section 4(2) of the Securities Act of 1033, as amended.

ITEM 6. EXHIBITS

(a) Exhibits:

10.1	Employment Agreement, dated as of October 15, 2007, between Sequiam Corporation and Chris Barrow. [1]
10.2	Amended and Restated Sequiam Corporation 2003 Incentive Compensation Plan. [2]
10.3	Board of Directors – Retainer Agreement (Jake Smith) (Includes Exhibit A – Board of Directors Proprietary Information and Inventions Agreement and Exhibit B – Indemnity Agreement). [2]
10.4	Board of Directors – Retainer Agreement (Bob Aoki) - Includes Exhibit A – Board of Directors Proprietary Information and Inventions Agreement and Exhibit B – Indemnity Agreement.[3]
31.1	Certification of Chief Executive Officer Pursuant To 15d-14.*
31.2	Certification of Chief Financial Officer Pursuant To 15d-14.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

[1]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2007.

[2]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2007.

[3]	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUIAM CORPORATION

Date: November 14, 2007

By: /s/ Nicholas H. VandenBrekel
Nicholas H. VandenBrekel, Chief Executive Officer and President

Date: November 14, 2007

By: /s/ Mark L. Mroczkowski
Mark L. Mroczkowski, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)